Form 10-Q
period 2000-06-30
VOIP TELECOM INC//
filed 2000-08-18
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly report ended June 30, 2000
                                       or
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to ___________

                        Commission File number 000-28697

                               VOIP TELECOM, INC.

   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                         86-0880742
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                  460-1301 Dove Street, Newport Beach, CA 92660
                     (Address of principal executive office)

          Registrants telephone no., including area code (702) 866-5834


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.
        Class                              Outstanding as of June 30, 2000
Common Stock, $.0001                                 19,939,402








                                TABLE OF CONTENTS

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements              3

                           Consolidated Balance Sheets June 30, 2000
                              And June 30, 1999                           4

                           Consolidated Statements of Operations three months
                              Ended June 30, 2000 and 1999                5

                           Consolidated Statements of Stockholders Equity 6-7

                           Consolidated Statements of Cash Flows three
                              Ended June 30, 2000 and 1999                8-9

                           Notes to Consolidated Financial Statements     10-11

Item 2.                    Managements Discussion and Analysis and
                                Result of Operations                      12

                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              14

Item 2.                    Changes in Security                            14

Item 3.                    Defaults Upon Senior Securities                15

Item 4.                    Submission of Matter to a Vote of
                               Securities Holders                         15

Item 5.                    Other Information                              15

Item 6.                    Exhibits and Reports of Form 8-K               16

                           Signatures                                     17








                                     PART 1

Item 1.           Financial Statement

     The following unaudited Financial Statements for the period ended March 31, 2000 have been prepared by the Company.



                               VOIP Telecom, Inc.
                          FKA Presidents Telecom, Inc.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999



































                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                  June 30,      December 31,
                                                   2000            1999
                                               (Unaudited)
CURRENT ASSETS

   Cash                                      $    144,315    $     8,339
   Accounts receivable                              --             4,894

     Total Current Assets                         144,315         13,233

FIXED ASSETS, NET                               1,598,100        254,306

OTHER ASSETS

   Goodwill, net                                6,914,754           --
   Notes receivable - related party                  --             --
   Deposits                                          --           34,968

     Total Other Assets                         6,914,754         34,968

     TOTAL ASSETS                             $ 8,657,169    $   302,507


                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

   Accounts payable                           $    61,462    $      --
   Accrued expenses                                18,202           --
   Notes payable                                1,117,212           --
   Notes payable - related party                  135,202        131,599

     Total Current Liabilities                   1,332,078        131,599

STOCKHOLDERS EQUITY

   Common stock: 100,000,000 shares authorized of
    $0.0001 par value 19,939,402 and 21,095,002
    shares issued and outstanding                    1,994          2,110
   Additional paid-in capital                    9,619,441        785,619
   Subscription receivable                            --         (150,000)
   Deficit accumulated during the development
   stage                                        (2,296,344)      (466,821)

     Total Stockholders Equity                   7,325,091        170,908

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 8,657,169    $   302,507





                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                For the
                                             Six months ended
                                                June 30,
                                               2000        1999

REVENUES                              $        57,760  $         -

EXPENSES

   Depreciation expense                       158,381            -
   General and administrative                 684,771            -
   Loss on investment                          15,000            -
   Bad debt expense                         1,344,042            -

     Total Expenses                         2,202,194            -

LOSS FROM OPERATIONS                       (2,144,434)           -

OTHER INCOME (EXPENSE)

   Interest expense                           (18,202)           -
   Interest income                                 65            -
   Gain on disposition of
     assets                                   333,048            -

     Total Other Income
       (Expense)                              314,911            -

NET LOSS                              $    (1,829,523) $         -

BASIC LOSS PER SHARE                  $         (0.10) $          (0.00)


                                                   For the
                                                Three Months Ended
                                                   June 30,

                                              2000          1999


REVENUES                                $       -       $        -

EXPENSES

   Depreciation expense                     151,706              -
   General and administrative               162,317              -
   Loss on investment                           -                -
   Bad debt expense                         267,510              -

     Total Expenses                         581,533              -

LOSS FROM OPERATIONS                       (581,533)             -

OTHER INCOME (EXPENSE)

   Interest expense                         (18,202)             -
   Interest income                                65             -
   Gain on disposition of
     assets                                  333,048             -

     Total Other Income
       (Expense)                             314,911             -

NET LOSS                              $     (266,622)   $        -

BASIC LOSS PER SHARE                  $        (0.01)   $      (0.00)



                                              From
                                           Inception on
                                             May 4
                                           1987 through
                                             June 30
                                              2000



REVENUES                             $         93,877

EXPENSES

   Depreciation expense                       175,155
   General and administrative                 804,453
   Loss on investment                          15,000
   Bad debt expense                         1,710,524

     Total Expenses                         2,705,132

LOSS FROM OPERATIONS                       (2,611,255)

OTHER INCOME (EXPENSE)

   Interest expense                           (18,202)
   Interest income                                 65
   Gain on disposition of
     assets                                   333,048

     Total Other Income
       (Expense)                              314,911

NET LOSS                             $     (2,296,344)

BASIC LOSS PER SHARE





                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders Equity


                                                  Common Stock
                                             Shares            Amount

Inception, May 4, 1987                           -        $        -

Common stock issued for cash                 10,000,000             1,000

Net loss from inception on May 4,
 1997 through December 31, 1997                  -                 -

Balance, December 31, 1997                   10,000,000             1,000

Net loss for the year ended
 December 31, 1998                               -                 -

Balance, December 31, 1998                   10,000,000             1,000
Common stock issued for cash
 at $0.15 per share                           1,000,000               100

Common stock issued for
 purchase of Global E-Com
 at $0.054 per share                         10,000,000             1,000

Contributed capital                              -                 -

Stock issued for cash at $1.00
 per share                                       90,002                 9

Stock issued for services at $1.00
 per share                                        5,000                 1

Net loss for the year ended
 December 31, 1999                               -                 -

Balance, December 31, 1999                   21,095,002   $         2,110



                                               Additional
                                               Paid - in       Subscription
                                                 Capital         Receivable



Inception, May 4, 1987                       $        -        $        -

Common stock issued for cash                          -                 -

Net loss from inception on May 4,
 1997 through December 31, 1997                       -                 -

Balance, December 31, 1997                            -                 -

Net loss for the year ended
 December 31, 1998                                    -                 -

Balance, December 31, 1998                            -                 -

Common stock issued for cash
 at $0.15 per share                                149,900          (150,000)

Common stock issued for
 purchase of Global E-Com
 at $0.054 per share                               540,662            -

Contributed capital                                     67            -

Stock issued for cash at $1.00
 per share                                          89,991            -

Stock issued for services at $1.00
 per share                                           4,999            -

Net loss for the year ended
 December 31, 1999                                  -                 -

Balance, December 31, 1999                   $      785,619   $    (150,000)





                                                          Deficit
                                                        Accumulated
                                                         During the
                                                        Development
                                                           Stage

Inception, May 4, 1987                                 $        -

Common stock issued for cash                                    -

Net loss from inception on May 4,
 1997 through December 31, 1997                              (1,000)

Balance, December 31, 1997                                   (1,000)

Net loss for the year ended
 December 31, 1998                                           (1,450)

Balance, December 31, 1998                                   (2,450)

Common stock issued for cash
 at $0.15 per share                                              -

Common stock issued for
 purchase of Global E-Com
 at $0.054 per share                                             -

Contributed capital                                              -

Stock issued for cash at $1.00
 per share                                                       -

Stock issued for services at $1.00
 per share                                                       -

Net loss for the year ended
 December 31, 1999                                          (464,371)

Balance, December 31, 1999                          $      (466,821)



                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
           Consolidated Statements of Stockholders Equity (Continued)
                                   (Unaudited)

                                                     Common Stock
                                                  Shares            Amount

Balance, December 31, 1999                       21,095,002  $         2,110
Common stock issued for cash
 at $1.00 per share                               2,284,400              228

Stock offering costs                                 -                     -

Common stock issued for services
 at $3.00 per share                                  50,000                5

Common stock issued to acquire
 100% of Central America Fuel
 Technology, Inc. on March 15, 2000                   5,000                -

Common stock issued for services
 at $1.00 per share                                   5,000                1

Sale of Global E-Com                            (10,000,000)          (1,000)

Common stock issued for
 Access at $1.00 per share                        4,000,000              400

Common stock issued for ICE
 at $1.00 per share                               2,500,000              250

Receipt of subscription receivable                   -                -

Net loss for the six months
 June 30, 2000 (unaudited)                           -                -

Balance,
 June 30, 2000 (unaudited)                       19,939,402  $         1,994



                                                Additional
                                                Paid In            Subscription
                                                Capital             Receivable



Balance, December 31, 1999                $        785,619  $      (150,000)
Common stock issued for cash
 at $1.00 per share                              2,284,172             -

Stock offering costs                              (120,695)            -

Common stock issued for services
 at $3.00 per share                                149,995             -

Common stock issued to acquire
 100% of Central America Fuel
 Technology, Inc. on March 15, 2000                 15,000             -

Common stock issued for services
 at $1.00 per share                                  5,000             -


Sale of Global E-Com                                  1,000            -

Common stock issued for
 Access at $1.00 per share                        3,999,600            -

Common stock issued for ICE
 at $1.00 per share                               2,499,750            -

Receipt of subscription receivable                  -               150,000

Net loss for the six months
 June 30, 2000 (unaudited)                          -                -

Balance,
 June 30, 2000 (unaudited)                   $      9,619,441  $     -




                                                        Deficit
                                                        Accumulated
                                                        During the
                                                        Developement
                                                        Stage


Balance, December 31, 1999                        $     (466,821)
Common stock issued for cash
 at $1.00 per share                                        -

Stock offering costs                                       -

Common stock issued for services
 at $3.00 per share                                        -

Common stock issued to acquire
 100% of Central America Fuel
 Technology, Inc. on March 15, 2000                        -

Common stock issued for services
 at $1.00 per share                                        -

Sale of Global E-Com                                       -

Common stock issued for
 Access at $1.00 per share                                 -

Common stock issued for ICE
 at $1.00 per share                                        -

Receipt of subscription receivable                         -

Net loss for the six months
 June 30, 2000 (unaudited)                             (1,829,523)

Balance,
 June 30, 2000 (unaudited)                         $   (2,296,344)





                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                   For the
                                                Six Months Ended
                                                   June 30,
                                            2000              1999
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                           $    (1,829,523) $         -
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation expense                     158,381            -
     Bad debt expense                       1,344,042            -
     Loss on investment                        15,000            -
     Common stock issued for services         155,000            -
     Gain on disposition of assets           (333,048)           -
   Changes in operating assets and
     liabilities:
     (Increase) decrease in accounts
      receivable                                4,894            -
     (Increase) decrease in notes
      receivable                           (1,729,400)           -
     (Increase) decrease in deposits           34,968            -
     Increase (decrease) in accounts
      payable and accrued expenses             79,664            -

       Net Cash Provided (Used) by
        Operating Activities               (2,100,022)           -

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of fixed assets                  (400,000)           -

       Net Cash Provided (Used) by
        Investing Activities                 (400,000)           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from note payable                 318,690            -
Cash purchased in acquisition                  -                 -
   Common stock issued for subscription
     receivable                               150,000            -
   Payment on note payable                   (339,377)           -
   Proceeds from note payable -
     related party                            342,980            -
   Common stock issued for cash             2,163,705            -

       Net Cash Provided (Used) by
        Financing Activities          $     2,635,998  $         -



                                                      For the
                                                Three Months Ended
                                                      June 30
                                                2000          1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                              $    (266,622)      $  -
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation expense                       151,706         --
     Bad debt expense                           267,510         --
     Loss on investment                            --           --
     Common stock issued for services             5,000         --
     Gain on disposition of assets             (333,048)        --
   Changes in operating assets and
     liabilities:
     (Increase) decrease in accounts
      receivable                                   --           --
     (Increase) decrease in notes
      receivable                               (652,868)        --
     (Increase) decrease in deposits             34,968         --
     Increase (decrease) in accounts
      payable and accrued expenses               79,664         --

       Net Cash Provided (Used) by
        Operating Activities                   (713,690)        --

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of fixed assets                        --           --

       Net Cash Provided (Used) by
        Investing Activities                       --           --

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from note payable                   318,690         --
Cash purchased in acquisition                      --           --
   Common stock issued for subscription
     receivable                                 150,000         --
   Payment on note payable                     (339,377)        --
   Proceeds from note payable -
     related party                               43,380         --
   Common stock issued for cash                 630,000         --

       Net Cash Provided (Used) by
        Financing Activities                  $ 802,693    $    --




                                                From
                                              Inception on
                                                May 4
                                              1987 through
                                                June 30
                                                2000
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net loss                                   $(2,296,344)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation expense                         175,155
     Bad debt expense                           1,710,525
     Loss on investment                            15,000
     Common stock issued for services              11,067
     Gain on disposition of assets               (333,048)
   Changes in operating assets and
     liabilities:
     (Increase) decrease in accounts
      receivable                                     --
     (Increase) decrease in notes
      receivable                               (1,683,005)
     (Increase) decrease in deposits               34,218
     Increase (decrease) in accounts
      payable and accrued expenses                 79,664

       Net Cash Provided (Used) by
        Operating Activities                   (2,286,768)

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase of fixed assets                      (443,290)

       Net Cash Provided (Used) by
        Investing Activities                     (443,290)

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Proceeds from note payable                     318,690
Cash purchased in acquisition                       6,776
   Common stock issued for subscription
     receivable                                      --
   Payment on note payable                       (348,258)
   Proceeds from note payable -
     related party                                343,460
   Common stock issued for cash                 2,553,705

       Net Cash Provided (Used) by
        Financing Activities                  $ 2,874,373



                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                            For the
                                                        Six Months Ended
                                                            June 30
                                                       2000           1999
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                     $       135,976  $         -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    8,339            -

CASH AND CASH EQUIVALENTS AT
  ENDOF PERIOD                                 $       144,315  $         -


CASH PAID FOR:

   Interest                                    $        -       $         -
   Taxes                                       $        -       $         -

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of
     subsidiary                                $     6,515,000  $         -





                                                  For the
                                            Three Months Ended
                                                  June 30
                                              2000          1999

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                  $   89,003   $    --

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           55,312        --

CASH AND CASH EQUIVALENTS AT
  ENDOF PERIOD                              $  144,315   $    --


CASH PAID FOR:

   Interest                                 $     --     $    --
   Taxes                                    $     --     $    --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of
     subsidiary                             $6,500,000   $    --



                                                From
                                            Inception on
                                                May 4
                                            1987 through
                                              June 30
                                                2000

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                  $  144,315

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             --

CASH AND CASH EQUIVALENTS AT
  ENDOF PERIOD                              $  144,315


CASH PAID FOR:

   Interest                                 $     --
   Taxes                                    $     --

NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of
     subsidiary                             $7,057,662




                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial statements
                       June 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 1999 audited consolidated financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      MATERIAL EVENTS

     On May 15,  2000,  the  Company  entered  into a recission  agreement  with
E-Vegas,  whereby  the  Company  was  returned  its  10,000,000  shares of stock previously issued to E-Vegas for Global-E-Com, resulting in a gain on disposition of assets of $333,048.

     On May 31, 2000, the Company issued 4,000,000 shares of common stock, valued at $1.00 per share, in exchange for 100% ownership of Access Network Limited. Goodwill of $4,065,167 was recorded as a result of the acquisition.

     On June 5, 2000, the Company issued 2,500,000 shares of common stock, valued at $1.00 per share, in exchange for 100% ownership of International Communications and Equipment Corporation. Goodwill of $2,966,786 was recorded as a result of the acquisition.


     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

     The Company generated revenues of $57,760 in the first quarter of 2000 from its telecom operation in Costa Rica.

     The Companys current capital was provided by the sale of common stock in the first quarter of 2000.


     On March 1, 2000 the Company entered into an agreement to acquire Access Network, Ltd., on a share exchange. The transaction is scheduled to close in the second quarter.

     On March 15, 2000 the Company completed a merger with Central American Fuel Technologies, Inc., a Nevada corporation, whereby Presidents Telecom, Inc. was the surviving corporation.

     On May 15, 2000 the Company entered into a recission agreement with E-Vegas, whereby the Company was returned its 10,000,000 shares of stock previously issued to E-Vegas for Global E-Com, resulting in a gain on disposition of assets of $333,048.

     On May 31, 2000, the Company issued 4,000,000 shares of common stock, valued at $1.00 per share, in exchange for 100% ownership of Access Network Limited. Goodwill of $4,065,167 was recorded as a result of the acquisition.

     On June 5, 2000 the Company issued 2,500,000 shares of common stock, valued at $1.00 per share, in exchange for 100% ownership of International Communication and Equipment Corporation. Goodwill of $2,966,786 was recorded as a result of the acquisition.

Results of Operations the First Three Months of 2000

     For the second quarter and the six months ended June 30, 2000 the Company had total operating expenses of $ 581,533 for general and administrative expenses. There were no operations in the second quarter of 1999. Management expects expenses to increase significantly once the Company begins marketing its product.

Net Operating Loss

     The Company has accumulated approximately 2,296,344 of net operating loss carryforwards as of June 30, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or in the six month period ended June 30, 2000 because there is a 50% or greater potential tax chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

                                     Part II

Item 1.           Legal Proceedings

     There are presently no pending legal proceedings to which the Company or any of its subsidiaries or a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.           Changes in Securities

     The Company completed a private placement pursuant to Regulation D, Rule 505/506 of the Securities Act of 1933, on March 24, 2000 selling 1,654,400 shares of common stock for $1,654,400 or $1.00 per shares to thirty-six individuals. Shares were restricted.

     On March 24, 2000 the Company issued 50,000 shares for underwriting services at a value of $150,000 pursuant to 4(2) and 4(6) of the Securities Act of 1933 on a restricted class.

     On March 15, 2000 the Company issued 5,000 shares at a value of $3.00 per chase ($15,000) to acquire 100% of Central American Fuel Technology, Inc. Shares were issued pursuant to 4(2) and 4(6) of the Securities Act.

     In April 2000 the Company issued 5,000 shares of common stock at $1.00 for services.

     May 15, 2000 the Company acquired Access Communications for 4,000,000 shares of common stock for $1.00 per share.

     On June 5, 2000 the Company acquired International Communications and Equipment for 2,500,000 shares of common stock for $1.00 per share.

     All of the securities were issued as restricted shares for investment purpose and not with a view to distribute or resale.

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to be a Vote of Security Holders

         None.

Item 5.           Other Information

         This item is not applicable to the Company.

Item 6.           Exhibits and Reports on 8-K

a.       Exhibit 27 Financial Data Schedule
b.       * 8KA Filed February 28, 2000, Period Ending February 23, 2000
                  * 8K Filed March 8, 2000, Period Ending March 2, 2000
                  * 8K Filed March 21, 2000 Period Ending March 21, 2000
                  * 8KA Filed March 24, 2000, Period Ending March 24, 2000
                  * 8K Filed April 21, 2000, Period Ending March 31, 2000

                  * Previously filed.






                                                              SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VOIP TELECOM, INC.


Dated: August 18, 2000

                                              By:/S/ Alexander Anderson
                                              Alexander Anderson, President


                                              By:/S/ Robert Hogarth
                                              Robert Hogarth, Vice President


                                              By: /S/ Antal Markus
                                              Antal Markus, Secretary