Form 10-Q
period 2000-09-30
VOIP TELECOM INC//
filed 2000-11-20
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2000
                                       or

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

            16935 West Bernardo Drive, Suite 232 San Diego, CA 92127
                     (Address of principal executive office)

         Registrants telephone no., including area code (858) 618-1710


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                              Outstanding as of  September 30, 2000
Common Stock, $0.001                                 31,477,195







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                Page

Item 1.       Consolidated Financial Statements                         3

              Consolidated Balance Sheets  December 31, 1999
              And September 30, 2000                                    4-5

              Consolidated Statements of Operations  three and  nine months
              Ended September 30, 2000 and December 31, 1999            6

              Consolidated Statement of Stockholders Equity             7-9

              Consolidated Statements of Cash Flows  nine months
              Ended September 30, 2000 and  1999                        10-11

              Notes to Consolidated Financial Statements                12

Item 2.       Managements Discussion and Analysis and
              Result of Operations                                      13




                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                       14

Item 2.        Changes in Security                                     14

Item 3.        Defaults Upon Senior Securities                         14

Item 4.        Submission of Matter to a Vote of                       14
               Securities Holders

Item 5.        Other Information                                       15

Item 6.        Exhibits and Reports on Form 8-K                        15

               Signatures                                               S-1










                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of September 30, 2000, and the related audited balance sheet of the Company as of December 31, 1999, the unaudited statement of operations and cash flows for the three months ended
September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 and the audited statements of stockholders equity for the period from January 1, 1998 through December 31, 1999 and the unaudited stockholders equity for the period January 1, 2000 through September 30, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.







                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999





                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                    September 30,   December 31,
                                                       2000            1999
                                                     (Unaudited)     (Restated)
CURRENT ASSETS

   Cash$                                                116,512       $      156
   Accounts receivable                                  150,000                -

     Total Current Assets                               266,512              156

FIXED ASSETS, NET                                     1,982,826                -

OTHER ASSETS

   Notes receivable - related party                           -                -
   Deposits                                                 354                -

     Total Other Assets                                     354                -

     TOTAL ASSETS                                    $2,249,692       $      156


                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

   Accounts payable                                $    570,440    $          -
   Accrued expenses                                      10,386               -
   Notes payable                                        798,699               -
   Notes payable - related party                         11,583               -

     Total Current Liabilities                        1,391,108               -

STOCKHOLDERS EQUITY

   Common stock: 100,000,000 shares authorized of
    $0.0001 par value 31,477,195 and 13,314,002 shares
    issued and outstanding, respectively                  3,148           1,332
   Additional paid-in capital                        10,676,419         244,735
   Subscription receivable                                    -        (150,000)
   Deficit accumulated during the development stage  (9,820,983)        (95,911)

     Total Stockholders Equity                          858,584             156

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $  2,249,692    $        156

                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  For the
                                             Nine Months Ended
                                                September 30
                                             2000             1999


REVENUES                              $        -       $         -

EXPENSES

   Depreciation expense                       268,501            -
   General and administrative               1,693,688            -
   Bad debt expense                           711,790            -

     Total Expenses                         2,673,979            -

LOSS FROM OPERATIONS                       (2,673,979)           -

OTHER INCOME (EXPENSE)

   Impairment of goodwill                  (7,031,953)           -
   Interest expense                           (19,202)           -
   Interest income                                 62            -

     Total Other Income
       (Expense)                           (7,051,093)           -

NET LOSS                              $    (9,725,072) $         -

BASIC LOSS PER SHARE                  $         (0.49) $     (0.00)




                                                                      From
                                                                   Inception on
                                           For the                    May 4
                                      Three Months Ended           1987 Through
                                        September 30                September 30
                                        2000            1999            2000


REVENUES                          $       -          $        -    $         -

EXPENSES

   Depreciation expense             110,120                   -        268,501
   General and administrative       360,151                   -      1,789,599
   Bad debt expense                  48,500                   -        711,790

     Total Expenses                 518,771                   -      2,769,890

LOSS FROM OPERATIONS               (518,771)                  -     (2,769,890)

OTHER INCOME (EXPENSE)

   Impairment of goodwill                 -                    -     (7,031,953)
   Interest expense                  (1,000)                   -        (19,202)
   Interest income                        -                    -             62

     Total Other Income
       (Expense)                     (1,000)                   -     (7,051,093)

NET LOSS                      $    (519,771)        $          -    $(9,820,983)

BASIC LOSS PER SHARE          $       (0.01)       $       (0.00)




                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                 Consolidated Statements of Stockholders Equity




                                            Common Stock

                                        Shares        Amount

Inception, May 4, 1987                        -   $        -

Common stock issued for cash         12,000,000        1,200


Net loss from inception on May 4,
 1997 through December 31, 1997               -            -

Balance, December 31, 1997           12,000,000        1,200


Net loss for the year ended
 December 31, 1998                            -            -

Balance, December 31, 1998           12,000,000        1,200

Common stock issued for cash
 at $0.15 per share                   1,200,000          120


Contributed capital                           -            -
Stock issued for cash at $1.00
 per share                              108,002           11


Stock issued for services at $1.00
 per share                                6,000            1

Net loss for the year ended
 December 31, 1999                            -            -

Balance, December 31, 1999           13,314,002   $    1,332




                                                                Deficit
                                                                Accumulated
                                      Additional                During
                                        Paid in   Subscription  Development
                                        Capital   Receivable    Stage

Inception, May 4, 1987             $         -   $        -    $       -

Common stock issued for cash              (200)           -
                                                                       -

Net loss from inception on May 4,
 1997 through December 31, 1997              -            -       (1,000)

Balance, December 31, 1997                (200)           -       (1,000)

Net loss for the year ended
 December 31, 1998                           -            -       (1,450)

Balance, December 31, 1998                (200)           -       (2,450)

Common stock issued for cash
 at $0.15 per share                    149,880     (150,000)           -

Contributed capital                         67            -            -

Stock issued for cash at $1.00
 per share                              89,989            -            -

Stock issued for services at $1.00
 per share                               4,999            -            -

Net loss for the year ended
 December 31, 1999                           -            -      (93,461)

Balance, December 31, 1999           $ 244,735    $(150,000)   $ (95,911)



                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
           Consolidated Statements of Stockholders Equity (Continued)
                                   (Unaudited)


                                             Commom Stock
                                        Shares        Amount


Balance, December 31, 1999            13,314,002   $    1,332

Common stock issued for cash at
 $1.00 per share                       2,752,276          275

Common stock issued for cash at
 $0.20 per share                       3,810,000          381

Stock offering costs                           -            -

Common stock issued for services
 at $3.00 per share                       60,000            6
Common stock issued for services
 at $1.00 per share                    1,080,600          108

Common stock issued for services
 at $0.50 per share                       25,000            3

Common stock issued for services
 at $0.20 per share                      172,834           17

Common stock issued to acquire
 100% of Central America Fuel
 Technologies, Inc. on March 15,
 2000                                      6,000            1

Options exercised at $0.42
 per share                                75,000            8

Options exercised at $0.25
 per share                                60,000            6
Options exercised at $0.21
 per share                                60,000            6
Common stock issued for debt
 settlement at $1.20 per share           109,343           10

Common stock issued for debt
 settlement at $0.20 per share         2,152,140          215
Common stock issued for ICE at
 $1.00 per share                       3,000,000          300

Common stock issued for Access
 Network Limited at $1.00 per share    4,800,000          480

Balance Forward                       31,477,195   $    3,148




                                                                      Deficit
                                                                     Accumulated
                                        Additional                    During the
                                         Paid in      Subscription   Development
                                         Capital        Receivable      Stage


Balance, December 31, 1999            $    244,735    $   (150,000)   $ (95,911)

Common stock issued for cash at
 $1.00 per share                         2,293,288               -            -

Common stock issued for cash at
 $0.20 per share                          634,619                -            -

Stock offering costs                      (607,928)              -             -

Common stock issued for services
 at $3.00 per share                        149,994               -             -

Common stock issued for services
 at $1.00 per share                        900,392               -             -

Common stock issued for services
 at $0.50 per share                         12,498               -             -

Common stock issued for services
 at $0.20 per share                         28,788               -             -

Common stock issued to acquire
 100% of Central America Fuel
 Technologies, Inc. on March 15,
 2000                                       14,999               -            -

Options exercised at $0.42
 per share                                  31,242               -             -

Options exercised at $0.25
 per share                                  12,494               -             -

Options exercised at $0.21
 per share                                  12,494               -             -

Common stock issued for debt
 settlement at $1.20 per share              91,109               -             -

Common stock issued for debt
 settlement at $0.20 per share             358,475               -             -

Common stock issued for ICE at
 $1.00 per share                         2,499,700               -             -

Common stock issued for Access
 Network Limited at $1.00 per share      3,999,520               -             -

Balance Forward                       $ 10,676,419    $   (150,000)  $  (95,911)







                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
           Consolidated Statements of Stockholders Equity (Continued)
                                   (Unaudited)


                                            Common Stock
                                        Shares        Amount

Balance Forward                      31,477,195   $    3,148

Receipt of subscription receivable            -            -

Net loss for the nine months
 September 30, 2000                           -            -

Balance, September 30, 2000          31,477,195   $    3,148


                                                                    Deficit
                                                                    Accumulated
                                      Additional                    During the
                                        Paid in      Subscription   Development
                                        Capital       Receivable         Stage



Balance Forward                      $10,676,419  $   (150,000)  $      (95,911)

Receipt of subscription receivable             -       150,000             -

Net loss for the nine months
 September 30, 2000                            -             -       (9,725,072)

Balance, September 30, 2000          $10,676,41    $         -   $   (9,820,983)




                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           For the
                                                      Nine Months Ended
                                                        September 30
                                                        2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                   $    (9,725,072)     $        -
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation expense                             268,501               -
     Bad debt expense                                 711,790               -
     Impairment of goodwill                         7,031,953               -
     Common stock issued for services               1,091,806               -
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable      (150,000)               -
     (Increase) decrease in notes receivable       (1,647,426)              -
     (Increase) decrease in deposits                     (354)              -
     Increase (decrease) in accounts
      payable and accrued expenses                    580,826               -

       Net Cash Provided (Used) by
        Operating Activities                       (1,837,976)              -

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                          (894,846)              -

       Net Cash Provided (Used) by
        Investing Activities                         (894,846)              -

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                         318,690               -
   Common stock issued for subscription
     receivable                                       150,000               -
   Payment on note payable                           (339,377)              -
     related party                                    342,980               -
   Common stock issued for cash                     2,376,885               -
       Net Cash Provided (Used) by
        Financing Activities                      $ 2,849,178        $       -





                                                     From
                                                  Inception
                                                     May 4
                                                1987 Through
                                                September 30
                                                      2000

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                       $(9,820,983)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation expense                             268,501
     Bad debt expense                                 711,790
     Impairment of goodwill                         7,031,953
     Common stock issued for services               1,096,806
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable      (150,000)
     (Increase) decrease in notes receivable       (1,647,426)
     (Increase) decrease in deposits                     (354)
     Increase (decrease) in accounts
      payable and accrued expenses                    580,826

       Net Cash Provided (Used) by
        Operating Activities                       (1,928,887)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                          (894,846)

       Net Cash Provided (Used) by
        Investing Activities                         (894,846)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from note payable                         318,690
   Common stock issued for subscription
     receivable                                             -
   Payment on note payable                           (339,377)
   Proceeds from note payable -
     related party                                    342,980
   Common stock issued for cash                     2,617,952

       Net Cash Provided (Used) by
        Financing Activities                      $ 2,940,245




                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                    For the
                                                Nine Months Ended
                                                   September 30
                                                2000            1999

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                  $  116,356   $           -

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              156               -

CASH AND CASH EQUIVALENTS AT
  ENDOF PERIOD                              $  116,512   $           -

CASH PAID FOR:

   Interest                                $         -   $           -
   Taxes                                   $         -   $           -
NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of
     subsidiary                             $6,515,000   $           -




                                                        From
                                                      Inception
                                                        May 4
                                                     1987 through
                                                     September 30
                                                        2000

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                       $      116,512

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   -

CASH AND CASH EQUIVALENTS AT
  ENDOF PERIOD                                   $      116,512

CASH PAID FOR:

   Interest                                             -
   Taxes                                                -
NON-CASH FINANCING ACTIVITIES:

   Common stock issued for acquisition of
     subsidiary                                 $       6,515,000




                               VOIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial statements
                    September 30, 2000 and December 31, 1999


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Companys December 31, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      MATERIAL EVENTS

     On May 15, 2000, the Company entered into a recission agreement with E-Vegas, whereby the Company was returned its 10,000,000 shares of stock previously issued to E-Vegas for Global-E-Com during 1999. The transaction is being recorded as if the acquisition had never occurred. Accordingly, the financial statements as of December 31, 1999 have been restated to reflect this change.

     On May 31, 2000, the Company issued 4,000,000 shares of common stock, valued at $1.00 per share, in exchange for 100% ownership of Access Network Limited. An impairment loss on goodwill of $4,065,167 was recorded during the nine months ended September 30, 2000 as a result of the acquisition.

     On June 5, 2000, the Company issued 2,500,000 shares of common stock, valued at $1.00 per share, in exchange for 100% ownership of International Communications and Equipment Corporation. An impairment loss on goodwill of $2,966,786 was recorded during the nine months ended September 30, 2000 as a result of the acquisition.




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $9,820,983 since inception through September 30, 2000.

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.

Liquidity and Capital Resources

     As of September 30, 2000 the Company has $266,512 in total current assets and equity of 858,584 with which to pay its obligations. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ending September 30, 2000 the Company had a net loss of $(519,771). The loss includes $110,120 in depreciation and amortization.

     For the nine month period  ending  September 30, 2000 the Company had a net
loss  of   $(9,725,072).   The  loss  includes   $268,501  in  depreciation  and
amortization.

     Since the Companys inception there has been no revenues from the Companys telecom operations.

Subsequent Events

     In July 2000, the Company signed a Memorandum of Understanding to be a supplier of exclusive GoldWeb technology to a subsidiary of one of Chinas three largest Telecom/ISP Companies. This exclusive technology consists of Internet Protocol (IP) phones and high speed wireless networks. This agreement has been amended. On November 6, 2000 the Company announced it will assign the GoldWeb technology licensing distribution agreement to Tesmark, Inc. As consideration for the assignment, Tesmark will reimburse the Company for funds advanced to GoldWeb, as well as all development and other expenses incurred, to date. Further, the Company has been released of the requirement to reimburse GoldWeb for three site license payments of $5,000,000 payable in common shares per developed site.

     On October 20, 2000 the Company entered into a Letter of Intent with North Voice Communications, Inc., of San Diego, California. North Voice is a global provider of long distance telephone and other network related enhanced communications services. The terms of the deal were undisclosed.

     On November 6, 2000 the Company entered into a Memorandum of Understanding, whereby the Company will acquire all of the outstanding and issued shares of two subsidiary companies of Keppel Communications PTE, LTD., a company wholly owned by Keppel Telecommunications and Transportation, LTD. The terms of the agreement call for $2,500,000 cash paid in installments and $2,500,000 in VOIP Telecom common shares to be issued under Rule 144. The acquisitions are subject to due diligence by all of the parties involved, as well as the obtaining of any regulatory or other approvals that may be necessary.

Sale of Common Capital Stock

     During the third quarter of 2000, the Company received payment for a stock subscription receivable in the amount of $150,000. There were no issuances or sales of common stock for the quarter.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     None.
                          ITEM 2. CHANGES IN SECURITIES

     During the third quarter of 2000, the Company received payment for a stock subscription receivable in the amount of $150,000. There were no issuances or sales of common stock for the quarter.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

     None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     None.


                            ITEM 5. OTHER INFORMATION


     On September 26, 2000 the Company signed a Memorandum of Understanding to be a supplier of exclusive GoldWeb technology to a subsidiary of one of Chinas three largest Telecom/ISP Companies. This exclusive technology consists of Internet Protocol (IP) phones and high speed wireless networks This agreement has been amended. On November 6, 2000 the Company announced it will assign the GoldWeb technology licensing distribution agreement to Tesmark, Inc. As consideration for the assignment, Tesmark will reimburse the Company for funds advanced to GoldWeb, as well as all development and other expenses incurred, to date. Further, the Company has been released of the requirement to reimburse GoldWeb for three site license payments of $5,000,000 common shares per developed site.

     On October 20, 2000 the Company entered into a Letter of Intent with North Voice Communications, Inc., of San Diego, California. North Voice is a global provider of long distance telephone and other network related enhanced communications services. The terms of the deal were undisclosed.

     On November 6, 2000 the Company entered into a Memorandum of Understanding, whereby the Company will acquire all of the outstanding and issued shares of two subsidiary companies of Keppel Communications PTE, LTD., a company wholly owned by Keppel Telecommunications and Transportation, LTD. The terms of the agreement call for $2,500,000 cash paid in installments and $2,500,000 in VOIP Telecom common shares to be issued under Rule 144K. The acquisitions are subject to due diligence by all of the parties involved, as well as the obtaining of any regulatory or other approvals that may be necessary.

Sale of Common Capital Stock

     During the third quarter of 2000, the Company received payment for a stock subscription receivable in the amount of $150,000. There were no issuances or sales of common stock for the quarter.



     ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Exhibit 27 Financial Data Schedule
b.       *SB-2 Registrants Statement for Small Business Issuers filed 9/20/2000

* Previously filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VOIP TELECOM, INC.


Dated: November 15, 2000

                                                      By:/S/ Alexander Anderson
                                                           Alexander Anderson
                                                           President