Form 10-K
period 2000-12-31
VOIP TELECOM INC//
filed 2001-04-18
CIK 1096835

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-27715

                               VOIP TELECOM, INC.
                 (Name of small business issuer in its charter)

                  Nevada                        000-28697
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

            16935 West Bernardo Drive, Suite 232, San Diego, CA 92127
               (Address of principal executive offices) (Zip Code)

Issuers telephone no.:  (858) 618-1710

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required to be filed in Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuers revenues for its most recent fiscal year. $ 240,456.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $6,664,457 (based on price of $.50 per share as of January 3, 2001.

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

       Class                              Outstanding as of December 31, 2000
 Common Stock, $.001 Par Value                       32,674,192


                       DOCUMENTS INCORPORATED BY REFERENCE
                                                                 NONE
Transitional Small Business Disclosure Format.       Yes [x]        No [  ]


                               VOIP TELECOM, INC.
                                TABLE OF CONTENTS
                                   PART I Page
Item 1.          Description of Business                                 3-5
Item 2.          Description of Property                                 5
Item 3.          Legal Proceedings                                       6
Item 4.          Submission of Matter to a Vote of Security Holders      6
                                     PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                             6-9

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                           9-12

Item 7.          Financial Statements                                    12

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                12

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act   12-15

Item 10.         Executive Compensation                                  16-17

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                          17-18

Item 12.        Certain Relationships and Related Transactions           18-19

Item 13.        Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                                S-1





                                     PART I

Item 1.     Description of Business

Business Development
The Company was incorporated May 4, 1987 under the laws of Nevada as Energy Realty Corporation. On July 31, 1993 the Companys name changed to Balcor International and on December 18, 1998 the name was again changed to Dimension House Inc. On September 28, 1999 the Company entered into an agreement to acquire a start up Costa Rican telecommunication company and underwent another name change to Presidents Telecom, Inc. On March 1, 2000 the Company entered into an agreement to acquire International Communications and Equipment (ICE) for 3,000,000 shares of Presidents Telecom common stock. ICE intends to further develop a high quality Internet Protocol Telecommunications Network in Europe. Also on March 1, 2000 the Company entered into an agreement to purchase Access Network Limitedfor 4,800,000 shares of common stock. Access Network intends to establish an Internet Protocol (IP) network servicing selected countries and providing throughout Asia. In conjunction with the acquisition of Access Network Ltd. And International Communication and Equipment, Inc. the Company changes its name to VOIP Telecom, Inc., on April 17, 20001 to reflect the type of telecom technology utilized. On May 15, 2000 the Company entered into a recission agreement and relinquished control of Global E-Com. During 2000 the Company completed the purchase of Clarent VOIP Telecom equipment and proceeded to deploy units in Asia and Europe. Both operating units commenced traffic termination in December 2000 on a limited basis reflecting a partial deployment of telecom equipment. As of December 31, 2000 the Company had authorized 100,000,000 shares at $0.0001 par value of which 32,674,192 were outstanding.

The Company, through wholly owned subsidiaries, provides international switched long distance services. These calls typically originate on a local exchange carrier network and are transported to the callers domestic long distance provider, which in turn carries the call to an international VOIP Telecom switch. VOIP networks pick up the call and send it directly to a corresponding switch operated in the country of destination. Once reaching that destination it is then routed to the party being called through that countrys domestic telephone network. VOIP technology consisted of an integrated hardware and software product (a gateway) that converts voice, fax and data into packets that can se sent over Internet Protocol networks. The packets are directed along the fastest route to the destination where they are reassembled ready for receipt by fax, computer or listener. The efficiency of this system is that the cost of the total circuit set is required is far less than a typical PSTN setup. Using the same network infrastructure as any other long distance carrier, VOIP increases network capacity by an 8:1 advantage in terms of communications put through.




Product and Services

The subsidiary companies offer international switched long distance services in joint venture arrangements whereby the local partner provides the license to terminate/or originate calls and a location where the equipment owned by the subsidiary company is located.

Regulations

The Company is subject to governmental regulations in Asia and Europe. The governmental regulation compliance is taken care of by the local joint venture partner.

Availability of Materials and Supplies

The Company has established a relationship with Clarent Corporation of Redwood City, California. Clarent is a manufacture of VOIP switches and servers that have proven to be very efficient in the industry and currently is recognized to be the industry leader. Equipment suppliers are available through the manufacturer with no supply problems being evident and Clarent provides a wide variety of after sales service and support. The equipment is manufactured in analogue or digital, depending on the location required. All of the products are readily available and the Company does not use any raw materials.

Marketing

Services are marketed by the local joint venture partner, which eliminates the need for administrative staff in the local area. The joint venture partner also administers the sale and distribution of prepaid calling cards.

Competition
As VOIP technology is relatively new, there is no significant data in terms of competitors in the markets which the Company operates in.

Employees

The Company subsidiaries presently have six full time employees three located in Asia and three in North America, which service Europe. Administrative services are provided by consultants on a fee for service basis.

Management intends to hire additional employees only as needed and as funds are available. In such cases, compensation will be consistent with prevailing wages for the services rendered. It is not anticipated that the Company will have to add employees until the Company expands out of Asia and Europe. Currently, there are no plans for this expansion.

The Company does not anticipate in the immediate future to offer any employee a bonus profit sharing or defined compensation plan. There are no employment contracts with employees or directors.

Facilities

The issuer maintains and administrative office in Vancouver BC Canada, at 1116-1030 West Georgia Street, Vancouver which, is rented on a month to month lease for $1,000 (US). The office is approximately 800 square feet. A statutory office, resident agent for services at 2921 N. Tenaya Way, Las Vegas, NV 89128. The Company rents this office space for $250.00 per month. A US corporate office in San Diego California at 16935 West Bernardo Drive, Suite 232, San Diego, CA 92127. The Company rents this office on a month to month basis for $300.00 per month. Subsidiary companies operate a corporation office in Singapore at Block 808, French Road, #05-175, Kitchener Complex, Singapore 200808 which, is rented on a month to month basis for $353 (US). The office space is approximately 800 square feet.

Research and Development

The Company does not do any research and development. All the research and development is prepared b Clarent Corporation who provides the equipment.

Patents and Trademarks

The Company does not hold any patents or trademarks in the United States or any other jurisdictions.

Industry Segments

No information is presented on industry segments.

Item 2.     Description of Property

The issuer maintains and administrative office in Vancouver BC Canada, at 1116-1030 West Georgia Street, Vancouver which, is rented on a month to month lease for $1,000 (US). The office is approximately 800 square feet. A statutory office, resident agent for services at 2921 N. Tenaya Way, Las Vegas, NV 89128. The Company rents this office space for $250.00 per month. A US corporate office in San Diego California at 16935 West Bernardo Drive, Suite 232, San Diego, CA 92127. The Company rents this office on a month to month basis for $300.00 per month. Subsidiary companies operate a corporation office in Singapore at Block 808, French Road, #05-175, Kitchener Complex, Singapore 200808 which, is rented on a month to month basis for $353 (US). The office space is approximately 800 square feet.



Item 3.     Legal Proceedings

The Company is not a part of any material pending legal proceedings and no such actions by or to the best of its knowledge, against the Company, have been threatened.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Companys Securities Holders during the fourth quarter of the Companys fiscal year ending December 31, 2000.

                                                                PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

The Companys common stock is traded in the over the counter market and quotations are published on the OTC Bulletin Board under the symbol VOTM and in the National Quotation Bureau, Inc. Quotations in the Companys common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof

The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since the first quarter of 1999 as reported by the OTC Bulletin Board. The Companys common stock became eligible for trading on the OTC Bulletin Board during the fourth quarter of 1998. Prices reported represents prices between dealers do not include retail markups, markdowns and commissions and do not necessarily represent actual transactions.


                           1999                      High              Low
                           First Quarter             $.03              $.06
                           Second Quarter            $.05              $.15
                           Third Quarter             $.15              $.25
                           Fourth Quarter            $.25              $9.00

                           2000
                           First Quarter             $6.00             $3.50
                           Second Quarter            $5.00             $2.00
                           Third Quarter             $3.00             $.75
                           Fourth Quarter            $2.00             $.60

As of December 31, 2000 the Company had issued and outstanding 32,674,195 shares of common stock and there were approximately 102 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company had no plans to register its securities in any particular state. Further, most likely the Companys shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule, Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The Commission generally defines penny stock to be an equity security that has a market price less that $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that an equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) of the issuers net tangible assets; or exempted from the definition by the Commission. If the Companys shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, brokers-dealers must make a special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer must disclose the commissions payable to both the quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of brokers-dealers to trade and/or maintain a market in the Companys Common stock and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

On March 15, 2000 the Company issued 6,000 shares of common stock to Central American Fuel Technologies. The shares were issued at $2.50 and were issued to acquire 100% of the company. The shares were issued under 4(2) of the 1933 Securities Act and bear a restrictive legend.

On March 31, 2000 the Company issued 2,727,276 shares of common stock to 36 subscribers under a 506 offering. The shares were offered at $1.00 per share. These shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On March 31, 2000 the Company issued 3,810,000 shares of common stock to 5 subscribers under an investment letter. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On April 20, 2000 the Company issued 60,000 shares of common stock to 3 people for services. The shares were issued at $3.00 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On April 28, 2000 the Company issued 1,080,000 shares of common stock to 5 people for services. The shares were issued at $1.00 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On May 17, 2000 the Company issued 25,000 shares of common stock one person for services. The shares were issued at $.50 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On May 19, 2000 the Company issued 172,834 shares of common stock to 3 people for services. The shares were issued at $.20 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On June 30, 2000 Alexander Anderson exercised 75,0000 options at $.42 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On June 30, 2000 Alexander Anderson exercised 60,000 shares. The shares were exercised at $.21 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On June 30, 2000 Alexander Anderson exercised 60,000 shares. The shares were exercised at $.21 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On June 30, 2000 the Company issued 2,152,140 shares of common stock for the settlement of debt. These shares were issued at $.20 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On June 30, 2000 the Company issued 4,800,000 shares of common stock to acquire 100% of Access Network Limited at $.83 per share. The shares were issued pursuant to section 4(2) of the 1933 Securities Act and bear a restrictive legend.


On August 30, 2000 the Company issued 109,343 shares of common stock for the settlement of debt. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On August 30, 2000 the Company issued 3,000,000 shares of common stock to acquire 100% of International Communications and Equipment at $1.00 per shares. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On October 1, 2000 Alexander Anderson exercised options on 12,000 shares at $.21 per share. The shares were issued pursuant to section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On October 4, 2000 RST Co., exercised 45,000 options at $.4167 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On December 27, 2000 the Company issued 120,000 shares of common stock for cash to Babac Imai at $.10 per shares. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On December 27, 2000 the Company issued 500,000 shares of common stock for cash under an investment letter. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On December 27, 2000 the Company issued 520,000 shares of common stock for services to JBF Management at $.10 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance and expand its operations.

Item 6.     Managements Discussion and Analysis or Plan of  Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

The following discussion pertains to the Companys result of operations as of the years ended December 31, 1999 and 2000. The Company consolidates the operations of International Communication & Equipment and Access Communications. It should be noted that the Company became fully operational in December of 2000.

Results of Operations

The Company became fully operational in December 2000 and for the first time ever the Company could offer their VOIP services to the public. For the year ended December 31, 2000 the Company had revenues of $240,456, with costs of revenues in the amount of $202,219, therefore; the Company has net revenues of $37,537. This is compared to $0, for 1999.

Expenses

The Company has total expenses in the amount of $11,281,619 in 2000 compared to $93,461 in 1999. $6,500,000 of this increase was from the impairment of goodwill from the purchase of Access Network Limited and International Communications and Equipment. There was also approximately a $3,129,000 increase in general and administrative expenses. This was monthly related to consulting charges inconjunction with getting the subsidiaries up and running. Depreciation and amortization was up by $733,802. This is due to the fact that the Company had purchased a significant amount of equipment that was not held in 1999. Bad debt expenses also increased to $879,562. This is predominately related to the recission of the Global E-Com transaction.

Liquidity and Capital Resources

The Company has $354,222 in current assets compared to $1,469,925 in current liabilities. However, this ratio should improve through 2001 as the Company is now in an operational state.

It should be noted that in the Companys audited financial statements for December 31, 2000 the Companys auditor raises the question about the Company being able to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys services. See audited financial statements opinion letter and note 3.

Net Operating Losses

The Company has accumulated $(11,377,530) of net operating losses as of December 31, 1999, which may used to reduce taxes in future years through 2015. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

In the event of certain changes in control of the Company, there will be an annual limitation on the amount of the net operating loss carryforwards, which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting (SFAS), No. 133, Accounting for Derivative Instruments. SFAS No.
133  provides a  different  method for  accounting  for  derivative  instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Companys derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No. 133 implementation did not have a material effect on the financial statements.

The Financial Accounting Standards Board has also issued 44PB Opinion No. 25). APN No. 25 APB Opinion No. 25 APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation, which lead to the issuance of SFAS No. 123, Accounting for Stock Based Compensation, the Board decided not to address practice issues related to Opinion 25 because the Board had planned to supersede Opinion 25. However, Statement 123 permits entities to continue applying Opinion 25 to stock compensation involving employees. Consequently, questions remain about the application of Opinion 25 in a number of different circumstances.

This Interpretation clarifies the application of Opinion 25 for only certain issues. It does not address any issued related to the application of the fair value method in Statement 123. The issues addressed herein were selected after receiving input from members of both the FASB Emerging Issues Task Force and the task force on stock compensation that assisted in the development of Statement
123. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a noncompensatory plan, (c ) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN44 is effective for financial statements issued for periods ending after July 1, 2000. The implementation of FIN 44 did not have a material affect on the financial statement.




Inflation

In the opinion of management, inflation will not have a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

See the financial statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

VOIP Telecom, Inc. former auditors Jones, Jensen and Co. were dismissed as of February 6, 2001. In the past two years the accountants report on the financial statements did not contain an adverse opinion, disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommend and approved by the companys Board of Directors.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company are as follows:

      Name                                   Age               Position


Michael Tan                                   35         President/Director

Alexander Anderson                            52         CEO/Director

Ken Martin                                    50         Executive VP/Director

Ken Berscht                                   62         Vice President/Director

Richard Jordan                                55         CFO

Thim Fook Low                                 57         Director

Tan Sek Toh                                   65         Director

Hee Dong Yoo                                  55         Chairman of the Board

All directors hold office until the next annual meeting of stockholders or until their successors have been duly qualified. Directors will be elected at the annual meeting and serve for one year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The executive committee of the Board of Directors to the extent permitted under Nevada law, consists of three directors and exercises all the power and authority of the Board of Directors in the management of the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

None of the officers and/or directors of the Company are officers and directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject to any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

The directors will initially devote time to the Company affairs on an as needed basis.

All of the working officers and employees are on a full time basis. There is one other full time employee.

At present the Company does not have any employment agreements in place with any directors, executive officer or employee. The Company may enter into an agreement with certain qualified executive officers if deemed appropriate by the Board of Directors to be in the best interest of the Company. No agreement has been effected as of the date hereof.

The business experience of each of the persons listed below during the past five years is as follows:

         Michael Tan, President/Director
     Mr. Tan is a Singaporean who attended school in Vancouver after serving in the Singapore Armed forces for 2 years, completed his B.S. at the University of British Columbia. Since 1999 Mr. Tan has been actively involved in the telecom business in Asia and has served on the boards of 2 previous public companies prior, to assuming the position of the Company President in September 2000.

         Alexander Anderson, CEO/Director
     Mr. Anderson was a founding shareholder of Dimension House, Inc. on 1999 during the development stage of that company and held the position of President. In October 1999 as Dimension House acquired an interest in a Costa Rican telecom company, new management was acquired and Mr. Anderson took a reduced role in the company affairs. In March 2000, Dimension House rescinded the Costa Rican agreement and acquired two development Stage VOIP networks and underwent a name change to VOIP Telecom, Inc. Mr. Anderson assumed more management responsibilities at that time. In September 2000 Mr. Michael Tan was appointed President to provide day to day operational experience and Mr. Anderson focused on the administrative and other business matters of the company. Mr. Anderson is a veteran of 30 years in the Financial Service Industry and has held senior positions in all aspects of banking. He has also managed both retail and commercial branch operations and for the last 5 years he has specialized in serving the investment industry. Mr. Anderson has been in the board and as an officer of 3 public companies during this time, which companies were in the mining industry and also for a telecommunications company operating in Asia.

         Ken Martin, Executive VP/Director
     Mr. Martine is the founder, Chief Executive Officer and President of International Communications and Equipment, Inc. and its predecessor company Lite Wave Corporation. He has been involved in the communications industry for 11 years in al aspect of the business and has strong international contacts having worked with local and international governments representing their PTTs and communications companies. In addition to consulting to telecommunications companies, he has been involved with sales, investments and designing of systems particularly relating to long distance and local network switching systems. Mr. Martin holds a degree in Navel Architecture from Devon Port Navel College UK. Mr. Martin operates International Communications and Equipment Inc, with no initial emphasis throughout Europe and Russia, and the Middle East and looks to expand the operations into other areas, which would generate higher margin traffic.

         Ken Berscht, VP/Director
     Mr. Berscht is a veteran of the securities and investment industry having been active in all aspects of the industry since 1981. He holds a degree in Business Administration granted by the University of Western Ontario and was authorized to deal in securities by both Canadian and US regulatory bodies. He is very active in the public markets since 1984 and held senior positions with three brokerage houses in the US and Canada until1993 at which time he entered the venture capital markets. In 1994 he became an officer and director of several private and public companies and was active in assisting to raise capital. Present interests include consulting for mining and oil and gas companies. Mr. Berscht has extensive international contact and will be responsible for introducing the company to Europe when listing agreements are formalized with the Frankfort exchange.

         Richard Jordan, CFO
     Mr. Jordan is a CGA and has been involved with public companies since 1994 being corporate secretary for 2 CDNX listed companies. After being in management of private companies for 20 years Mr. Jordan entered into the Mortgage Banking field in Vancouver in 1987. In 1999 he focused his business on providing accounting services to public companies.

         Thim Fook Low, Director
     Mr. Low is President of Access Network Limited in Singapore and responsible for all Telecommunications business in South East Asia. Mr. Low on completion of post secondary education and one year in Government service, joined the Singapore Military in 1967 and after 25 years in the communications corporation, retired to enter the private sector as a communications consultant. Since that time he has been active in all areas of telecommunications throughout South East Asia and in particular China.

         Tan Sek Toh, Director
     Mr. Toh is a professional engineer who received his certifications from Loughborough University in U.K. and the Imperial College of Science and Technology in London. In 1964 Mr. Toh founded one of the largest TV and Electronic equipment manufactures in South East Asia, which was listed on the Singapore Stock Exchange. In 1980 Mr. Toh retired from public life and the Republic of Singapore acknowledged his contribution to the Republic by presenting him with a lifetime contribution title of P.B.M. In 1981 Mr. Toh located to Vancouver Canada and has held several directorships in private and public companies since that time. Mr. Toh is fluent in Chinese and English and leads the VOIP team on overseas business trips.

         Hee Dong Yoo, Chairman of the Board of Directors
     Mr. Hee Dong Yoo holds a Bachelor of Business Administration and Master of Computer Science degree from Seoul University and has been involved with international technology business for over 30 years. During this time he represented various divisions of Samsung in Korea and overseas. Most recently he was Vice Chairman of the electronic products and components division of an established Korean engineering firm and has now relocated in a similar position to manage the Telecommunication and media business for another large Korean company.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of the Companys officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not been filed in a timely basis and have recently been filed.

Item 10.  Executive Compensation

         Michael Tan, President/Director
     Mr. Tans compensation package consists of a consulting contract under which he is paid $10,000 monthly and has been granted company stock options of 540,000 exercisable at $0.50 until maturity of August 31,2001

         Alexander Anderson, CEO/Director
     Mr. Andersons compensation package consists of a consulting contract under which he is paid $5,000 monthly and he has been granted company stock options of 480,000 exercisable at $0.50 until maturity of September 7, 2001.

         Ken Martin, Executive VP/Director
     Mr. Martins services are contracted out to International Communications and Equipment, Inc. and his compensation package consists of a consulting contract under which he is paid $10,000 per month. Mr. Martin has been granted VOIP stock options of 420,000 exercisable at $0.50 until maturity of September 7, 2001.

         Ken Berscht, VP/Director
     Mr. Berscht compensation package consist of the responsibility for investor
relations   corporate  financing  and  security  issues.  Mr.  Berscht  receives consulting income of $8,000 per month under a consulting contract.

         Richard Jordan, CFO
     Mr. Jordan provides accounting services through a management company which also provides administration services and he is paid $5,000 per month, under a consulting contract, and has been granted company stock options of 120,000 exercisable at $.50 until maturity of September 7, 2001.

         Thim Fook Low, Director
     Mr. Lows services are contracted out to Access Network, Ltd., where is the President and Chief Executive Officer. Under and employment consulting contract Mr. Lows salary is set at $6,000 US monthly and he has been granted VOIP stock options of 360,000, 300,000 of which are set at $0.50 and 60,000 of which are set at $0.417 to expire September 7, 2001

         Tan Sek Toh, Director
     Mr. Toh represents VOIPs interest with Telecom companies in China and leads the company representatives who travel to China to complete contracts. Mr. Toh is compensated under a consulting contract at $3,000 per month for providing this service to the company.

         Hee Dong Yoo, Chairman of the Board
     Mr. Yoo serves as Chairman of the Board and is responsible for introductions to South East Asian companies and businessmen who are interested in doing business with VOIP. Mr. Yoo receives a monthly payment under a consulting contract of $5,000 and has been granted VOIP stock options of 300,000 exercisable at $0.50 until maturity of September 7, 2001.

There are no annunity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

No remuneration other than that reported in paragraph (a) of this item proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company as of December 31, 2000 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and              Position          Title of   Amount of      Percentage(1)
 Address                                 Class        Shares
-------------------------------------------------------------------------------

Michael Tan           President         Common              -        -
4 Keng Chin Road      Director
Singapore 258707

Alexander Anderson    CEO               Common        344,000        1.0%
16-1 Aspenwood Dr.    Director
Port Moody BC
Canada V3H4X8

Ken Martin           Exec. VPCommon                3,000,000        9.35%
8544 NE 122nd #257   Director
Kirkland, WA 98033

Ken Berscht          VP                Common              -        -
1900-700 9th Ave.    Director
SA Calgary SL
Canada T2P3V4


Richard Jordan       CFO               Common              -        -
2363 Fraserview Drive
Vancouver, BC
Canada V5P2N5

Thim Fook Low        Director Common               1,200,000        3.74%
Block 808, French Road
#05-175
Kitchener Complex
Singapore 200808

Tan Sek Toh          Director                              -        -
1344 Whitby Road
West Vancouver, BC
Canada V7S2N5

Hee Dong You         Chairman                              -        -
Soeul, Korea         of the Board

Management and Directors as a group Common          4,544,000       14.17%

Item 12.  Certain Relationships and Related Transactions

The Companys officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Companys minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Companys officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

It should be noted that Kenneth Martin who is the Executive Vice President and a director of VOIP was a 100% owner of International Communications and Equipment when it was purchased by VOIP.

On June 30, 2000 Alexander Anderson exercised 75,0000 options at $.42 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On June 30, 2000 Alexander Anderson exercised 60,000 shares. The shares were exercised at $.21 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On June 30, 2000 Alexander Anderson exercised 60,000 shares. The shares were exercised at $.21 per share. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On October 1, 2000 Alexander Anderson exercised options on 12,000 shares at $.21 per share. The shares were issued pursuant to section 4(2) of the 1933 Securities Act and bear a restrictive legend.






                                                                PART V

Item 13. Exhibits and Reports on From 8-K

(a)      Exhibits  FILED BY REFERNCE

       Articles of Incorporation, filed as  Exhibit to Form 10-SB

       By Laws, filed as Exhibit to Form 10-SB

       Subsidiaries

       Articles of Incorporation filed as Exhibit to Form 10-SB

27       Financial Data Schedule

        Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated are incorporated herein by reference.

(b)      Reports  on Form 8-K

                  Dated November 15, 1999.

                  Annual Meeting with Proxy Information and Proxy
                                                              SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      VOIP TELECOM, Inc.



                                                      By:/S/ Michael Tan
                                                             Michael Tan
                                                             President


Dated:  April 13, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date

/S/ Michael Tan          President, Director                  April 2, 2001
Michael Tan


/S/ Ken Berscht          Vice President                      April 2, 2001
Ken Berscht

/S/ Alexander Anderson   Common                     April 2, 2001
Alexander Anderson




15

                       350 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra
C.P.A.
Members of the California Society of
Armando
C.P.A.
Certified Public Accountants


To the Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.)(A Development Stage Company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) from January 1, 1999 to December 31, 1999 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative data through December 31, 1999, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.)(A Development Stage Company) and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Our opinion, insofar as it relates to the cumulative data through December 31, 1999, is based solely on the report of the other auditors.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Companys losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA - APC

April 7, 2001



                             VoIP TELECOM, INC.
                     (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                      ASSETS
                                2000              1999
CURRENT ASSETS
Cash                         $   50,392   $      156
Accounts receivable             145,852            0
Receivable - related party        1,450            0
Loan receivable                 153,622            0
Prepaid expenses                  2,906            0
Total Current Assets            354,222          156
NET PROPERTY & EQUIPMENT      1,506,720            0
TOTAL ASSETS                 $1,860,942   $      156





                               VoIP TELECOM, INC.
                      (Formerly Presidents Telecom, Inc.)
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                        As of December 31, 2000 and 1999
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   2000               1999
CURRENT LIABILITIES
Accounts payable                               $  1,236,659    $          0
Loans payable                                       233,266               0
Total Current Liabilities                         1,469,925               0
LONG TERM LIABILITIES
Loan payable - related party                        122,785               0
Total Long Term Liabilities                         122,785               0
TOTAL LIABILITIES                                 1,592,710               0
STOCKHOLDERS' EQUITY
Common stock ($0.0001 par value, 100,000,000 shares
authorized; 32,674,192 and 13,314,002 shares issued
and outstanding for 2000
and 1999, respectively)                               3,268           1,332
Additional paid-in capital                       11,642,494         244,735
Stock subscription receivable                             0        (150,000)
Deficit accumulated during development stage    (11,377,530)        (95,911)
Total Stockholders' Equity                          268,232             156
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                         $  1,860,942    $        156









                   VoIP TELECOM, INC.
           (Formerly Presidents Telecom, Inc.)
              (A Development Stage Company)
          Consolidated Statements of Operations
   For the Twelve Months Ended December 31, 2000 and 1999
         And from May 4, 1987 (inception) through December 31, 2000
                                                                      From
                                                                  Inception on
                                                                  May 4, 1987
                                                                    through
                                                      Restated     December 31,
                                     2000                1999         2000
REVENUES
Sales                             $    240,456    $          0    $    240,456
Costs of revenues                     (202,919)              0        (202,919)
Total Net Revenues                      37,537               0          37,537
OPERATING COSTS
Depreciation                           733,802               0         733,802
Bad debt expense                       879,562               0         879,562
Administrative expenses              3,129,146          93,461       3,225,057

Total Operating Costs                4,742,510          93,461       4,838,421
OTHER INCOME & (EXPENSES)
Interest income                          2,939               0           2,939
Other expenses                         (49,806)              0         (49,806)
Exchange gain or loss                      (50)              0             (50)
Impairment of goodwill              (6,500,000)              0      (6,500,000)
Interest expense                       (29,728)              0         (29,728)
Total Other Income & Expenses       (6,576,645)              0      (6,576,645)
NET (LOSS)                        $(11,281,619)   $    (93,461)   $(11,377,530)
BASIC EARNINGS (LOSS) PER SHARE                   $     (0.555)   $     (0.020)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           20,320,478       5,259,096
DILUTED EARNINGS (LOSS) PER SHARE                 $     (0.555)   $      0.000
WEIGHTED AVERAGE OF DILUTED
COMMON SHARES OUTSTANDING           20,331,437               0





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
              From May 4, 1987(Inception) through December 31, 2000

                                                          Common    Additional
                                        Common             Stock     Paid in
                                        Shares            Amount     Capital

Inception, May 4, 1987                       $   -       $     -       $     -

Common stock issued for cash            12,000,000         1,200          (200)

Net loss from inception on May 4,
1997 through December 31, 1997
Balance, December 31, 1997              12,000,000         1,200          (200)

Net loss for the year ended December
31, 1998                                         -             -             -


Balance, December 31, 1998              12,000,000         1,200          (200)


Common stock issued for cash
at $ 0.15 per share                      1,200,000           120       149,880


Contributed capital                              -             -            67

Stock issued for cash at $ 1.00 per
share                                      108,002            11        89,989

Stock issued for services at $ 1.00
per share                                    6,000             1         4,999

Net loss for the year ended
December 31, 1999                                -             -             -

Balance, December 31, 1999              13,314,002         1,332       244,735

Common stock issued for cash
at $ 0.54 per share                      2,752,276           275     2,752,001

Common stock issued for cash
at $ .20 per share                       3,810,000           381       761,619

Stock offering costs                             -             -      (607,928)

Common stock issued for services
at $ 3.00 per share                         60,000             6       179,994

Common stock issued for services
at $ 1.00 per share                      1,080,600           108     1,080,492

Common stock issued for services
at $ 0.50 per share                         25,000             3        12,497



                                                        Deficit
                                                        Accumulated
                                           Stock       During the
                                        Subscription   Development
                                          Receivable    Stage          Total


Inception, May 4, 1987                   $      -       $     -             -

Common stock issued for cash                    -             -         1,000

Net loss from inception on May 4,
1997 through December 31, 1997
Balance, December 31, 1997                      0        (1,000)            0

Net loss for the year ended December
31, 1998                                        -        (1,450)       (1,450)


Balance, December 31, 1998                      -        (2,450)       (1,450)


Common stock issued for cash
at $ 0.15 per share                      (150,000)            -             -


Contributed capital                             -             -            67

Stock issued for cash at $ 1.00 per
share                                           -             -        90,000

Stock issued for services at $ 1.00
per share                                       -             -         5,000

Net loss for the year ended
December 31, 1999                               -       (93,461)      (93,461)

Balance, December 31, 1999               (150,000)      (95,911)          156

Common stock issued for cash
at $ 0.54 per share                             -             -     2,752,276

Common stock issued for cash
at $ .20 per share                              -             -       762,000

Stock offering costs                            -             -      (607,928)

Common stock issued for services
at $ 3.00 per share                             -             -       180,000

Common stock issued for services
at $ 1.00 per share                             -             -     1,080,600

Common stock issued for services
at $ 0.50 per share                             -             -        12,500









                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                          (A Development Stage Company)
              From May 4, 1987(Inception) through December 31, 2000

                                                             Common  Additional
                                             Common          Stock    paid in
                                              Shares         Amount   capital

Common stock issued for services
at $ 0.17 per share                         172,834            17        28,788

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                        6,000             1        14,999

Options exercised at $ 0.42 per share        75,000             7        31,243

Options exercised at $ 0.21 per share        60,000             6        12,494

Options exercised at $ 0.21 per share        60,000             6        12,494

Common stock issued for ICE at
$ 0.83 per share                          3,000,000           300     2,499,700
Common stock issued for Access

Network Limited at $ 0.83 per share       4,800,000           480     3,999,520

Common stock issued for debt
settlement at $ 0.20 per share            2,152,140           215       358,475

Common stock issued for debt
settlement at $ 0.83 per share              109,340            11        90,741

Receipt of subscription receivable                -             -             -

Options exercised at $ 0.2084                12,000             1         2,499

Options exercised at $ 0.4167                42,600             4        17,746

Options exercised at $ 0.4167                 2,400             1           999

Common stock issued for cash
at $ 0.10 per share                         120,000            12        11,988

Common stock issued for cash
at $ 0.10 per share                         500,000            50        49,950

Common stock issued for services
-at $ 0.16827 per share                     520,000            52        87,448

Net loss for the year ended
December 31, 2000                                 -             -             -

Balance, December 31, 2000               32,674,192   $     3,268   $11,642,494










                                                        Deficit
                                                        Accumulated
                                           Stock        during the
                                          Subscrption   development
                                           Receivabel   stage        Total




Common stock issued for services
at $ 0.17 per share                            -              -          28,805

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                         -              -          15,000

Options exercised at $ 0.42 per share          -              -          31,250

Options exercised at $ 0.21 per share          -              -          12,500

Options exercised at $ 0.21 per share          -              -          12,500

Common stock issued for ICE at
$ 0.83 per share                               -              -       2,500,000
Common stock issued for Access

Network Limited at $ 0.83 per share            -              -       4,000,000

Common stock issued for debt
settlement at $ 0.20 per share                 -              -         358,690

Common stock issued for debt
settlement at $ 0.83 per share                 -              -          90,752

Receipt of subscription receivable       150,000              -         150,000

Options exercised at $ 0.2084                  -              -           2,500

Options exercised at $ 0.4167                  -              -          17,750

Options exercised at $ 0.4167                  -              -           1,000

Common stock issued for cash
at $ 0.10 per share                            -              -          12,000

Common stock issued for cash
at $ 0.10 per share                            -              -          50,000

Common stock issued for services
-at $ 0.16827 per share                        -              -          87,500

Net loss for the year ended
December 31, 2000                              -    (11,281,619)    (11,281,619)

Balance, December 31, 2000               $     -   $(11,377,530)        268,232





                         VoIP TELECOM, INC.
                 (Formerly Presidents Telecom, Inc.)
                    (A Development Stage Company)
                Consolidated Statements of Cash Flows
           For the Years Ended December 31, 2000 and 1999
     And from May 4, 1987 (inception) through December 31, 2000

                                                                        From
                                                                    Inception on
                                                                     May 4, 1987
                                                                        through
                                                        Restated    December 31,
                                       2000              1999           2000
    CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss)
from operations                    $(11,281,619)   $    (93,461)   $(11,377,530)
Depreciation
expense                                 733,802               0         733,802
(Increase) in
accounts receivable                    (147,302)         (1,450)       (147,302)
Increase in
accounts payable                      1,236,659               0       1,236,659
(Increase) in
loans receivable                       (153,622)              0        (153,622)
(Increase) in
prepaid expenses                         (2,906)              0          (2,906)
Bad debt                                879,562               0         879,562
Impairment of
goodwill                              6,500,000               0       6,500,000
Common stock issued
for services                          1,389,405           5,000       1,394,405
Net Cash Provided by
Operating Activities                   (846,021)        (89,911)       (936,932)
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of
fixed assets                         (2,240,522)              0      (2,240,522)
Net Cash Used by
Investing Activities                 (2,240,522)              0      (2,240,522)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued
for subscription receivable             150,000        (150,000)              0
Common stock issued
for cash                                    718             131             849
Paid in capital                       2,986,061         239,936       3,226,997
Net Cash Provided by
Financing Activities                  3,136,779          90,067       3,227,846




                         VoIP TELECOM, INC.
                 (Formerly Presidents Telecom, Inc.)
                    (A Development Stage Company)
          Consolidated Statements of Cash Flows (continued)
           For the Years Ended December 31, 2000 and 1999
     And from May 4, 1987 (inception) through December 31, 2000


                                                              From
                                                           Inception on
                                                           May 4, 1987
                                                            through
                                                Restated    December 31,
                                       2000        1999          2000

Net Increase (Decrease)
in Cash                               50,236          156       50,392
Cash at Beginning
of Year                                  156            0            0
Cash at End
of Year                           $   50,392   $      156   $   50,392
Supplemental Cash
Flow Disclosures
Cash paid during
year for interest                 $   29,728   $        0   $   29,728
Schedule of
Non-Cash Activities
Common stock issued
for services                      $1,389,405   $        0   $1,389,405
Common stock issued
for acquisition of subsidiaries   $7,800,000   $        0   $7,800,000









                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2000 and 1999

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP Telecom, Inc. (the Company) was incorporated, May 4, 1987, under the laws of the state of Nevada, as Energy Realty Corporation. On July 31, 1993 the Companys name changed to Balcor International and on December 18, 1998 the name was again changed to Dimension House, Inc. As of December 31, 1998 the Company had no operations and in accordance with SFAS # 17 was considered a development stage company. As of December 31, 1998 the Company was authorized to issue 100,000,000 shares of $0.0001 par value of which 10,000,000 shares were outstanding. On October 28, 1999 the Company changed its name to Presidents Telecom, Inc.

Pursuant to an acquisition agreement and plan of merger dated as of March 15, 2000 between the Company then known as Presidents Telecom, Inc. and Central America Fuel Technology, Inc. (CAFT), a Nevada corporation, all the outstanding common shares of CAFT were exchanged for 5,000 restricted common shares of VoIP.

On April 1, 2000, the Company acquired 100% of the issued and outstanding shares of International Communications and Equipment, Inc. (ICE) in exchange for 3,000,000 shares of VoIPs common stock. ICE is establishing an International telecommunications network using the Voice Over Internet Protocol. ICE has recently received approval for a Russian joint venture, which will be serviced through a wholly owned German subsidiary using the latest in Clarent technology and equipment.

ICE was founded in 1996. Under a joint venture agreement negotiated with the Crosna Group, a banking-satellite-telecom conglomerate in Moscow, ICE shall own 50% of the Crosna project and shall be the managing venture partner. The joint venture will provide the Company long distance carrier serves for the 89 regional carriers serving the Russian Federation over a landline and satellite network. The Companys initial equipment configuration, already installed, will offer telephony long distance calling services to people in Moscow, St. Petersburg, Yaroslavl, Volgograd and outbound to other countries.

On April 1, 2000, the Company acquired 100% of the issued and outstanding shares of Access Network Limited in exchange for 4,800,000 shares of the Companys common stock. The Company provides long distance voice communication services.

On April 17, 2000, the Company changed its name to VoIP Telecom, Inc.

Through subsidiaries, the Company delivers international long distance services via flexible, server-based networks consisting of re-sale arrangements with other long distance providers, various foreign termination relationships, VoIPs own international servers and leased/owned transmission facilities. Employing digital switching and transmission technologies supported by comprehensive monitoring and technical support personnel, the Company provides services in foreign countries.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Companys financial statements are prepared using the accrual method of accounting. The company has elected a December 31, year end.

b. Basic Loss per Share

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 6, 1993 (inception).

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if a stock option and other commitments to issue common stock were exercised.

c. Basis of Consolidation

The consolidated financial statements of VoIP Telecom, Inc. include those accounts of VoIP Telecom, Inc., Access Network Limited, and International Communications & Equipment Inc. All significant intercompany transactions have been eliminated.

d. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e. Estimates and Adjustments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.






NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     f. Basis of Presentation and Considerations Related to Continued Existence (going concern)

     The Companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Companys management intends to raise additional operating funds through operations and/or debt offerings.

g.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 5 regarding income tax benefit.

h. Property & Equipment

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the year ended 2000 is $733,802.


NOTE 3 -  GOING CONCERN

As shown in the accompanying financial statements the Company has incurred deficits of $11,281,619 and $93,461 for the years ended December 31, 2000 and 1999, respectively, and has incurred a deficit totaling $11,377,530 since its inception in 1987. The ability of the Company to continue as a going concern is
dependent  on  the   significant   generation  of  revenue  from  the  Companys
international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.





NOTE 4 -   INCOME TAXES

                                                December 31 ,
                                         2000                  1999
Deferred tax assets:
Net operating loss carryforwards   $  11,281,619            $    93,461
Other                                   -0-                      -0-
Valuation allowance                  (11,281,619)               (93,461)

Net deferred tax assets            $    -0-                 $    -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 5 -  NOTES PAYABLE

Notes payable as of December 31, 2000, consist of the following:

Unsecured promissory note of $165,000 dated November 2, 2000 with an interest rate at the annual floating rate of US Prime+ 4%. The maturity date is November 2, 2001.

Unsecured promissory note of $15,000 dated November 13, 2000 with an interest rate at 10%. The maturity date is November 2, 2001.

Unsecured promissory note of $50,000 dated November 22, 2000 with an interest rate at 10% per annum. The maturity date is November 22, 2001, or under the terms of a funding commitment to fund up to $4,000,000 by way of a convertible debenture. Conversion can be exercised at a price of $0.25 per share.





NOTE 6 -  PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.


                                     2000
                             ---------------------
                             ---------------------
Equipment                       $ 2,194,494
  -----------------------------------------
  -----------------------------------------
Office furniture                     34,897
  -----------------------------------------
Computer                             11,131
---------------------------------------------------
                                $ 2,240,522
  -----------------------------------------
Less Accumulated Depreciation      (733,802)
                      ---------------------
                      ---------------------

  -----------------------------------------
  -----------------------------------------
Net Property and Equipment      $ 1,506,720
                      =====================


NOTE 7 -  RELATED PARTY TRANSACTIONS

a. On September 1, 2000 the Company entered into a twelve month consulting agreement. Alexander Anderson will serve the Company in the capacity of consultant in consideration of which the Company will pay to the consultant the sum of $10,000 monthly or such greater sum as may be approved by the Board of Directors of the Company.

b. The Company has received advances of $122,785 from a stockholder as of December 31, 2000. As of December 31, 2000 the Company has not established specific repayment terms.

 NOTE 8 -  STOCK TRANSACTIONS

As of December 31, 1998 the Company had 12,000,000 shares outstanding. On June 17, 1998, the Company issued 1,200,000 shares of common stock valued at $0.15 per share for cash.

On June 17, 1998 the Company issued 108,002 shares of common stock for cash valued at $1.00 per share.

On June 17, 1998. The Company issued 6,000 shares of common stock for services valued at $1.00 per share.

As of December 31, 1999 the Company had 13,314,002 shares of common stock outstanding.



NOTE 8 -  STOCK TRANSACTIONS (CONTINUTED)

On March 31, 2000, the Company issued 2,752,276 shares of common stock for cash valued at $0.54 per share.

On March 31, 2000, the Company issued 3,810,000 shares of common stock for cash valued at $0.20 per share.

On April 20, 2000 the Company issued 60,000 shares of common stock for services valued at $3.00 per share.

On April 28, 2000, the Company issued 1,080,600 shares of common stock for services valued at $1.00 per share.

On May 17, 2000, the Company issued 25,000 shares of common stock for services valued at $0.50 per share.

On May 19, 2000, the Company issued 172,834 shares of common stock for services valued at $0.17 per share.

On June 2, 2000 the Company issued 6,000 shares of common stock to acquire 100% of Central America Fuel Technologies, Inc. valued at $2.50 per share.

On June 30, 2000 the Company had 75,000 shares of common stock exercised valued at $0.42 per share.

On June 30, 2000 the Company had 60,000 shares of common stock exercised valued at $0.21 per share.

On June 30, 2000 the Company had 60,000 shares of common stock exercised valued at $0.21 per share.

On June 30, 2000 the Company issued 3,000,000 shares of common stock to acquire International Communication & Equipment valued at $0.83 per share.

On June 30, 2000 the Company issued 4,800,000 shares of common stock to acquire Access Network Limited valued at $0.83 per share.

On August 30, 2000 the Company issued 2,152,140 shares of common stock for debt settlement valued at $0.20 per share.





NOTE 8 -  STOCK TRANSACTIONS (CONTINUTED)

On August 30, 2000 the Company issued 109,340 shares of common stock for debt settlement valued at $0.83 per share.

On October 1, 2000 the Company had 12,000 shares of common stock exercised valued at $0.2084 per share.

On October 4, 2000 the Company had 42,600 shares of common stock exercised at $0.4167 per share.

On October 12, 2000 the Company had 2,400 shares of common stock exercised valued at $0.4167 per share.

On December 27, 2000 the Company issued 120,000 shares of common stock for cash valued at $0.10 per share.

On December 27, 2000 the Company issued 500,000 shares of common stock for cash valued at $0.10 per share.

On December 31, 2000 the Company issued 520,000 shares of common stock for cash valued at $0.16827 per share.

NOTE 9 -  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuation of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.

A total of 1,389,405 shares were issued for services to management and key employees for the year ended December 31, 2000.