Form 10-Q
period 2001-03-31
VOIP TELECOM INC//
filed 2001-07-03
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2001
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28581

                               VOIP TELECOM, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                     86-0880742
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

            16935 West Bernardo Drive, Suite 212, San Diego, CA 92660
                     (Address of principal executive office)

         Registrants telephone no., including area code (858) 618-17101

                                       N/A
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                              Outstanding as of  March 31, 2001
Common Stock, $0.001                             35,472, 972







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements              3

                           Consolidated Balance Sheets  December 31, 2000
                              And March 31, 2001                          5-6

                           Consolidated Statements of Operations   three months
                              Ended March 31, 2001 and March 31, 2000     7

                           Consolidated Statement of Stockholders Equity  8-10

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2000 and 2001             11

                           Notes to Consolidated Financial Statements     12-19

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       20-21




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              21

Item 2.                    Changes in Security                            21-22

Item 3.                    Defaults Upon Senior Securities                23

Item 4.                    Submission of Matter to a Vote of              23
                               Securities Holders

Item 5.                    Other Information                              23

Item 6.                    Exhibits and Reports on Form 8-K               23

                           Signatures                                     S-1





                                       ii




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

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended March 31, 2001 and 2000 the audited statements of stockholders equity for the period from January 1, 2000 through March 31, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.





                                        3







                      350 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.


We have the reviewed accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of March 31, 2001 and the related statements of income, changes to stockholders equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VoIP Telecom, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of selling and administrative expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.



______ ___________________________
ARMANDO C. IBARRA, CPA - APC

June 25, 2001





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000

                                                        2001               2000
                                     ASSETS
CURRENT ASSETS
   Cash                                             $   40,358        $   50,392
   Accounts receivable                                 179,134           145,852
   Receivable - related party                            1,450             1,450
   Loan receivable                                     153,622           153,622
   Prepaid expenses                                      2,906             2,906
     Total Current Assets                              377,470           354,222
NET PROPERTY & EQUIPMENT                               432,372         1,506,720
                  TOTAL ASSETS                      $  809,842        $1,860,942




                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000

                                                        2001             2000
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                $    693,012    $  1,236,659
   Loans payable                                        312,070         233,266
     Total Current Liabilities                        1,005,082       1,469,925
LONG TERM LIABILITIES
   Loan payable - related party                               0         122,785
     Total Long Term Liabilities                              0         122,785
TOTAL LIABILITIES                                     1,005,082       1,592,710
STOCKHOLDERS' EQUITY
   Common stock ($0.0001 par value, 100,000,000 shares
   authorized; 35,472,972 and 32,674,192 shares issued
   and outstanding as of March 31, 2001 and December 31,
   2000 respectively.)                                    3,548           3,268
   Additional paid-in capital                        11,922,092      11,642,494
   Deficit accumulated during development stage     (12,120,880)    (11,377,530)

     Total Stockholders' Equity                        (195,241)        268,232
TOTAL LIABILITIES
                   & STOCKHOLDERS' EQUITY           $    809,841    $  1,860,942





                           VoIP TELECOM, INC.
                  (Formerly Presidents Telecom, Inc.)
                 Consolidated Statements of Operations
             For the Three Months Ended March 31, 2001 and 2000
                                            2001           2000
         REVENUES
    Sales                             $    184,629    $          0
    Costs of revenues                            0               0
      Total Net Revenues                   184,629               0
 OPERATING COSTS
    Depreciation                            26,753               0
    Bank Charges                               690               0
    Bad debt expense                     1,306,998       1,004,210
    Administrative expenses                400,315       2,082,582
      Total Operating Costs              1,734,756       3,086,792
 OTHER INCOME & (EXPENSES)
    Interest income                              7               0
    Loss on investment                           0         (15,000)
    Other income                           869,605               0
    Exchange gain or loss                       15               0
    Impairment of goodwill                       0               0
    Interest expense                       (62,850)              0
      Total Other Income & Expenses        806,777         (15,000)
 NET (LOSS)                           $   (743,350)   $ (3,101,792)
BASIC EARNINGS (LOSS) PER SHARE       $      (0.02)   $      (0.07)
 WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             34,362,558      44,311,314
 DILUTED EARNINGS (LOSS) PER SHARE    $      (0.02)   $          0
 WEIGHTED AVERAGE OF DILUTED
  COMMON SHARES OUTSTANDING             34,462,558               0



          VoIP TELECOM, INC.
         (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity From May 4, 1987(Inception) through March 31, 2001


                                                          Common      Additional
                                           Common          Stock       Paid In
                                           Shares         Amount       Capital

Inception, May 4, 1987                            -         $   -       $     -

Common stock issued for cash             12,000,000         1,200          (200)

Net loss from inception on May 4,
1997 through December 31, 1997                    -             -             -

Balance, December 31, 1997               12,000,000         1,200          (200)

Net loss for the year ended December
31, 1998                                          -             -             -

Balance, December 31, 1998               12,000,000         1,200          (200)

Common stock issued for cash
at $ 0.15 per share                       1,200,000           120       149,880

Contributed capital                               -             -            67

 Stock issued  for cash at $ 1.00 per
share                                       108,002            11        89,989

 Stock issued  for services at $ 1.00
per share                                     6,000             1         4,999

 Net loss for the year ended
 December 31, 1999                                -             -             -

 Balance, December  31, 1999             13,314,002         1,332       244,735

Common stock issued for cash
at $ 0.54 per share                       2,752,276           275     2,752,001

Common stock issued for cash
at $ .20 per share                        3,810,000           381       761,619

Stock offering costs                              -             -      (607,928)

Common stock issued for services
at $ 3.00 per share                          60,000             6       179,994

Common stock issued for services
at $ 1.00 per share                       1,080,600           108     1,080,492

Common stock issued for services
at $ 0.50 per share                          25,000             3        12,497





                                                            Deficit
                                                           Accumulated
                                              Stock         During the
                                           Subscription   Development
                                            Receivable      Stage        Total

Inception, May 4, 1987                      $     -       $      -      $     -

Common stock issued for cash                      -              -        1,000

Net loss from inception on May 4,
1997 through December 31, 1997                    -         (1,000)      (1,000)

Balance, December 31, 1997                        0         (1,000)           0

Net loss for the year ended December
31, 1998                                          -         (1,450)      (1,450)

Balance, December 31, 1998                        -         (2,450)      (1,450)

Common stock issued for cash
at $ 0.15 per share                        (150,000)             -            -

Contributed capital                               -              -           67

 Stock issued  for cash at $ 1.00 per
share                                             -              -       90,000

 Stock issued  for services at $ 1.00
per share                                         -              -        5,000

 Net loss for the year ended
 December 31, 1999                                -        (93,461)     (93,461)

 Balance, December  31, 1999               (150,000)       (95,911)         156

Common stock issued for cash
at $ 0.54 per share                               -              -    2,752,276

Common stock issued for cash
at $ .20 per share                                -              -      762,000

Stock offering costs                              -              -     (607,928)

Common stock issued for services
at $ 3.00 per share                               -              -      180,000

Common stock issued for services
at $ 1.00 per share                               -              -    1,808,600

Common stock issued for services
at $ 0.50 per share                               -              -       12,500















          VoIP TELECOM, INC.
         (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity From May 4, 1987(Inception) through March 31, 2001



                                                        Common       Additional
                                           Common        Stock        Paid in
                                           Shares       Amount        Capital

continued

Common stock issued for services
at $ 0.17 per share                         172,834            17        28,788

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                        6,000             1        14,999

Options exercised at $ 0.42 per share        75,000             7        31,243

Options exercised at $ 0.21 per share        60,000             6        12,494

Options exercised at $ 0.21 per share        60,000             6        12,494

Common stock issued for ICE at
$ 0.83 per share                          3,000,000           300     2,499,700

Common stock issued for Access
Network Limited at $ 0.83 per share       4,800,000           480     3,999,520

Common stock issued for debt
settlement at $ 0.20 per share            2,152,140           215       358,475

Common stock issued for debt
settlement at $ 0.83 per share              109,340            11        90,741

Receipt of subscription receivable                -             -             -

Options exercised at $ 0.2084                12,000             1         2,499

Options exercised at $ 0.4167                42,600             4        17,746

Options exercised at $ 0.4167                 2,400             1           999

Common stock issued for cash
at $ 0.10 per share                         120,000            12        11,988

Common stock issued for cash
at $ 0.10 per share                         500,000            50        49,950

Common stock issued for services
at $ 0.16827 per share                      520,000            52        87,448

 Net loss for the year ended
 December 31, 2000                                -             -             -

 Balance, December  31, 2000             32,674,192   $     3,268   $11,642,494




                                                            Deficit
                                                           Accumulated
                                              Stock         During the
                                            Subscription   Develpment
                                              Receivable      Stage     Total

Common stock issued for services
at $ 0.17 per share                         172,834            17        28,788

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                        6,000             1        14,999

Options exercised at $ 0.42 per share        75,000             7        31,243

Options exercised at $ 0.21 per share        60,000             6        12,494

Options exercised at $ 0.21 per share        60,000             6        12,494

Common stock issued for ICE at
$ 0.83 per share                          3,000,000           300     2,499,700

Common stock issued for Access
Network Limited at $ 0.83 per share       4,800,000           480     3,999,520

Common stock issued for debt
settlement at $ 0.20 per share            2,152,140           215       358,475

Common stock issued for debt
settlement at $ 0.83 per share              109,340            11        90,741

Receipt of subscription receivable                -             -             -
Options exercised at $ 0.2084                12,000             1         2,499

Options exercised at $ 0.4167                42,600             4        17,746

Options exercised at $ 0.4167                 2,400             1           999

Common stock issued for cash
at $ 0.10 per share                         120,000            12        11,988

Common stock issued for cash
at $ 0.10 per share                         500,000            50        49,950

Common stock issued for services
at $ 0.16827 per share                      520,000            52        87,448

 Net loss for the year ended
 December 31, 2000                                -             -             -

 Balance, December  31, 2000             32,674,192   $     3,268   $11,642,494











          VoIP TELECOM, INC.
         (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity From May 4, 1987(Inception) through March 31, 2001
continued

                                                          Common     Additional
                                          Common          Stock       Paid In
                                          Shares          Amount      Capital


Common stock issued for services
at $ 0.10 per share                      1,800,000           180       179,820

Common stock issued for services
at $ 0.10 per share                        100,000            10         9,990

Common stock issued for services
at $ 0.10 per share                         20,000             2         2,026

Common stock issued for services
at $ 0.10 per share                        250,000            25        24,975

Common stock issued for debt service
at $ 0.10 per share                        628,500            63        62,787

 Net loss for the period ended
 March 31, 2001                                  -             -             -

 Balance, March  31, 2001               35,472,972   $     3,548   $11,922,092






                                                        Deficit
                                                      Accumulated
                                        Stock          During The
                                      Subscription    Development
                                        Receivable        Stage       Total

Common stock issued for services
at $ 0.10 per share                          -              -         180,000

Common stock issued for services
at $ 0.10 per share                          -              -          10,000

Common stock issued for services
at $ 0.10 per share                          -              -           2,028

Common stock issued for services
at $ 0.10 per share                          -              -          25,000

Common stock issued for debt service
at $ 0.10 per share                          -              -          62,850

 Net loss for the period ended
 March 31, 2001                              -       (743,350)       (743,350)

 Balance, March  31, 2001              $     -   $(12,120,880)   $   (195,240)










                           VoIP TELECOM, INC.
                  (Formerly Presidents Telecom, Inc.)
                 Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2001 and 2000
                                                  2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
      Income (loss) from operations          $  (743,350)   $(3,101,792)
      Depreciation expense                        26,753              0
     (Increase) in accounts receivable           (33,282)             0
      Increase (decrease) in
     accounts payable                           (543,647)             0
     (Increase) in loans receivable                    0     (1,004,210)
     (Increase) in prepaid expenses                    0              0
      Bad debt                                         0      1,004,211
      Impairment of goodwill                           0              0
     Common stock issued for services            279,878      2,320,635
     Net Cash Provided by
     Operating Activities                     (1,013,649)      (781,156)
CASH FLOWS FROM INVESTING ACTIVITIES
      Net purchase of fixed assets                (6,000)      (400,000)
      Disposal of Equipment                    1,053,596              0
     Net Cash Used by Investing Activities     1,047,596       (400,000)
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in loans payable                   (43,981)       127,930
     Common stock issued for
     subscription receivable                           0              0
     Common stock issued for cash                      0      1,106,806
     Paid in capital                                   0              0
     Net Cash Provided by
    Financing Activities                         (43,981)     1,234,736
    Net Increase (Decrease) in Cash              (10,034)        53,580
    Cash at Beginning of Year                     50,392            156
    Cash at End of Year                      $    40,358    $    53,736
    Schedule of Non-Cash Activities
    Common stock issued for services         $   279,878    $         0
    Common stock issued for
    acquisition of subsidiaries              $        0     $    15,000










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

On April 17, 2000, the Company changed its name to VoIP Telecom, Inc.

On January 1, 2001, the Company rescinded the acquisition of International Communications and Equipment, Inc. (ICE). The Company removed the assets and liabilities of ICE from the consolidated statement. VoIP recorded income in the amount of $ 869,605 that derived from the rescinded deal with ICE.






NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

c. Basis of Consolidation

The consolidated financial statements of VoIP Telecom, Inc. include those accounts of VoIP Telecom, Inc., Access Network Limited. All significant intercompany transactions have been eliminated.

d. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

g.  Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See note 3 regarding income tax benefit.

h. Property & Equipment

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the three months ended 2001 is $ 26,753.




NOTE 3 -   INCOME TAXES
                                      March 31 ,        December 31,_
                                          2001             2000
Deferred tax assets:
Net operating loss carryforwards      $    743,350    $ 11,281,619
Other                                         -0-            -0-
Valuation allowance                       (743,350)    (11,281,619)

Net deferred tax assets               $       -0-     $      -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 4 -  NOTES PAYABLE

Notes payable as of March 31, 2001, consist of the following:

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


NOTE 5 -  GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $12,120,880 since its inception in 1987. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




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


                                                                 March 31, 2001

Equipment                                                             $ 535,053
                                     ------------------------------------------
                                     ------------------------------------------
Office furniture                                                         40,428
                ---------------------------------------------------------------
                                                                      $ 575,481
                                     ------------------------------------------
Less Accumulated Depreciation                                          (143,109)
                                               --------------------------------
                                               --------------------------------

                                     ------------------------------------------
                                     ------------------------------------------
Net Property and Equipment                                            $ 432,372
                                               ================================


NOTE 7 -  RELATED PARTY TRANSACTIONS

a. On September 1, 2000 the Company entered into a twelve month consulting agreement. Alexander Anderson will serve the Company in the capacity of consultant in consideration of which the Company will pay to the consultant the sum of $10,000 monthly or such greater sum as may be approved by the Board of Directors of the Company.

b. The Company has received advances of $ 184,785 from a stockholder as of March 31, 2001. As of March 31, 2001 the Company has not established specific repayment terms.


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

On January 25, 2001 the Company issued 1,800,000 shares of common stock for services valued at $0.10 per share.

On February 9, 2001 the Company issued 628,500 shares of common stock for debt settlement valued at $0.10 per share.

On February 20, 2001 the Company issued 20,280 shares of common stock for services valued at $0.10 per share.

On March 9, 2001 the Company issued 100,000 shares of common stock for services valued at $0.10 per share.

On March 10, 2001 the Company issued 250,000 shares of common stock for services valued at $0.10 per share. As of March 31, 2001 there were 35,472,692 shares of common stock outstanding.




NOTE 9 -  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuations of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.

     A total of 1,639,405 shares were issued for services to management and key employees for the year ended March 31, 2001.









                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $12,120,880 since inception through March 31, 2001.

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

Liquidity and Capital Resources

     As of March 31, 2001 the Company has $337,470 in total current assets and equity of $(195,241) with which to pay its obligations. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.



Results of Operations

     For the first quarter ended March 31, 2001 the Company had revenues of $184,629 and expenses of $1,734,756 compared to revenues of $0 and expenses of $3,086,792 as of March 31, 2000.


Net Operating Loss

     The Company has accumulated approximately $12,120,880 of net operating losses caryforwards as of March 31, 2001, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2016. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

                                       20

Sale of Common Capital Stock

     In January the Company issued 1,800,000 shares of common stock to RB Capital and Equities in trust for the settlement of debt to a Investor Relations firm.

     In February the Company issued 100,000 shares to RST Investment, Ltd., as a consulting fee and 20,280 shares to Brent Purin for a finders fee. Also, the Company issued 628,500 shares to 36 investors in a Private Placement in March of 2000 as penalty shares.

     In March the Company issued 250,000 shares to Alexander Anderson, an officer and director, in consideration of a cancellation of a management contract.

     As of March 31, 2001 there were 35,472,972 shares of common stock outstanding.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are presently no pending legal proceedings to which the Company or any of its subsidiaries are a party, to the best of knowledge of the Company. No actions against the Company are contemplated or threatened.

                          ITEM 2. CHANGES IN SECURITIES

     In January the Company issued 1,800,000 shares of common stock at $.10 per share to RB Capital and Equities in trust for the settlement of debt to a Investor Relations firm.



                                       21
     In February the Company issued 100,000 shares to RST Investment, Ltd., as a consulting fee and 20,280 shares of common stock at $.10 per share to Brent Purin for a finders fee. Also, the Company issued 628,500 shares to 36 investors in a Private Placement in March of 2000 as penalty shares.

     In March the Company issued 250,000 shares of common stock at $.10 per share to Alexander Anderson, an officer and director, in consideration of a cancellation of a management contract.

     As of March 31, 2001 there were 35,472,972 shares of common stock outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10K SB filed by reference on April 18, 2001.














                                       23

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                      VOIP TELECOM, INC.


Dated: April 30, 2001

                                                      By:/S/Michael Tan
                                                            Michael Tan
                                                            President















                                                                  S-1

                                    ........