Form 10QSB
period 2001-06-30
VOIP TELECOM INC//
filed 2001-08-31
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2001
                                       or

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

                350 West 9th Ave., Suite 104, Escondido, CA 92025
                     (Address of principal executive office)

         Registrants telephone no., including area code (760) 291-1710

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

           Class                              Outstanding as of  June 30, 2001
Common Stock, $0.0001                                    35,732,972







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements              3

                           Consolidated Balance Sheets  December 31, 2000
                              And June 30, 2001                           4-6

                           Consolidated Statements of Operations   six months
                              Ended June 30, 2001 and June 30, 2000       7

                           Consolidated Statement of Stockholders Equity  8-10

                           Consolidated Statements of Cash Flows  six months
                                Ended June 30, 2000 and June 30, 2001     11-12

                           Notes to Consolidated Financial Statements     13

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       14-15




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              16

Item 2.                    Changes in Security                            16

Item 3.                    Defaults Upon Senior Securities                16

Item 4.                    Submission of Matter to a Vote of              16
                               Securities Holders

Item 5.                    Other Information                              16

Item 6.                    Exhibits and Reports on Form 8-K               17

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

     The unaudited balance sheet of the Company as of June 30, 2001, and balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and June 30, 2000 the statement of stockholders equity for the period from May 4, 1997 through June 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.



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



Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants




To the Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)



     We have reviewed the accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of June 30, 2001 and December 31, 2000 and the related statements of operations, changes in stockholders equity, and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VoIP Telecom, Inc.

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



/S/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA - APC

August 20, 2001

                      VoIP TELECOM, INC.
             (Formerly Presidents Telecom, Inc.)
                 Consolidated Balance Sheets
                             ASSETS
                            Six Months
                              Ended     Year Ended
                             June 30,   December 31,
                               2001         2000
CURRENT ASSETS
Cash                       $   32,600   $   50,392
Accounts receivable           381,703      145,852
Receivable-related party        1,450        1,450
Loan receivable               153,622      153,622
Prepaid expenses                2,906        2,906
Total Current Assets          572,281      354,222
NET PROPERTY & EQUIPMENT      409,049    1,506,720
TOTAL ASSETS               $  981,330   $1,860,942



                      VoIP TELECOM, INC.
             (Formerly Presidents Telecom, Inc.)
                 Consolidated Balance Sheets
             LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      Six Months
                                                        Ended       Year Ended
                                                       June 30,    December 31,
                                                        2001            2000
CURRENT LIABILITIES
Accounts payable                                    $    849,232    $  1,236,659
Loans payable                                            266,110         233,266
Interest payable                                           3,266               0
Accrued expenses                                          34,026               0
Total Current Liabilities                              1,152,634       1,469,925
LONG-TERM LIABILITIES
Loan payable-related party                                     0         122,785
Total Long-Term Liabilities                                    0         122,785
TOTAL LIABILITIES                                      1,152,634       1,592,710
STOCKHOLDERS' EQUITY
Common stock ($0.0001 par value, 50,000,000 shares
authorized 35,732,972 and 32,674,192 shares
issued
and outstanding for June 30, 2001 and
December 31, 2000, respectively)                           3,574           3,268
Additional paid-in capital                            11,924,657      11,642,494
Deficit accumulated during development stage        (11,377,530)    (11,377,530)
Retained Earnings                                      (722,005)              0
Total Stockholders' Equity                              (171,304)        268,232
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                              $    981,330    $  1,860,942




                  VoIP TELECOM, INC.
           (Formerly Presidents Telecom, Inc.)
          Consolidated Statements of Operations
                                   Six Months     Six Months
                                     Ended          Ended
                                     June 30,      June 30,
                                     2001            2000
REVENUES
Sales                          $      440,699 $            0
Total Net Revenues                    440,699              0
OPERATING COSTS
Depreciation & amortization            53,515         80,175
Bank charges                              774              0
Bad debt expense                    1,306,998      2,611,955
Administrative expenses               594,690      1,852,923
Total Operating Costs               1,955,977      4,545,053
OTHER INCOME & (EXPENSES)
Interest income                           308             16
Loss on investment                    (12,867)       (15,000)
Exchange gain or loss                      16              0
Gain on disposal of asset             869,605        333,046
Other expenses                           (723)             0
Interest expense                      (63,066)       (18,202)
Total Other Income & (Expenses)       793,273        299,860
NET INCOME (LOSS)               $    (722,005) $  (4,245,193)
BASIC EARNINGS (LOSS) PER SHARE $     (0.0207)  $   (0.2474)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          34,946,725     17,157,834





                                    Three months    Three months
                                       Ended           Ended
                                     June 30         June 30
                                        2001          2000

REVENUES
Sales                          $      256,070              0
Total Net Revenues                    256,070              0
OPERATING COSTS
Depreciation & amortization            26,762         80,175
Bank charges                               84              0
Bad debt expense                            0      1,607,745
Administrative expenses               194,375       (229,659)
Total Operating Costs                 221,221      1,458,261
OTHER INCOME & (EXPENSES)
Interest income                           301             16
Loss on investment                    (12,867)             0
Exchange gain or loss                       1              0
Gain on disposal of asset                   0        333,046
Other expenses                           (723)             0
Interest expense                         (216)       (18,202)
Total Other Income & (Expenses)       (13,504)       314,860
NET INCOME (LOSS)                $     21,345 $   (1,143,401)
BASIC EARNINGS (LOSS) PER SHARE   $    0.0006 $      (0.0548)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          35,475,549     20,867,534





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through March 31, 2001
                                                          Common      Additional
                                          Common           Stock       Paid-In
                                          Shares           Amount      Capital
Inception, May 4, 1987                           -        $    -       $     -

Common stock issued for cash            12,000,000         1,200          (200)

Net loss from inception on May 4,
1987 through December 31, 1997                   -             -             -

Balance, December 31, 1997              12,000,000         1,200          (200)

Net loss for the year ended December
31, 1998                                         -             -             -

Balance, December 31, 1998              12,000,000         1,200          (200)

Common stock issued for cash
at $ 0.15 per share                      1,200,000           120       149,880

Contributed capital                              -             -            67

Stock issued for cash at $ 1.00 per
share                                      108,002            11        89,989

Stock issued for services at $ 1.00
per share                                    6,000             1         4,999

Net loss for the year ended
December 31, 1999                                -             -             -

Balance, December 31, 1999              13,314,002         1,332       244,735

Common stock issued for cash
at $ 0.54 per share                      2,752,276           275     2,752,001

Common stock issued for cash
at $ .20 per share                       3,810,000           381       761,619


Stock offering costs                             -             -      (607,928)


Common stock issued for services
at $ 3.00 per share                         60,000             6       179,994


Common stock issued for services
at $ 1.00 per share                      1,080,600           108     1,080,492

Common stock issued for services
at $ 0.50 per share                         25,000             3        12,497







                                              Stock
                                           Subscription     Retained
                                            Receivable      Earnings     Total


Inception, May 4, 1987                      $     -        $      -      $     -

Common stock issued for cash                      -               -        1,000

Net loss from inception on May 4,
1997 through December 31, 1997                    -          (1,000)    (1,000)

Balance, December 31, 1997                        0          (1,000)           0

Net loss for the year ended December
31, 1998                                          -          (1,450)     (1,450)

Balance, December 31, 1998                        -          (2,450)     (1,450)

Common stock issued for cash
at $ 0.15 per share                        (150,000)              -            0

Contributed capital                               -               -           67

Stock issued for cash at $ 1.00 per
share                                             -               -       90,000

Stock issued for services at $ 1.00
per share                                         -               -        5,000

Net loss for the year ended
December 31, 1999                                 -         (93,461)    (93,461)

Balance, December 31, 1999                 (150,000)        (95,911)         156

Common stock issued for cash
at $ 0.54 per share                               -               -    2,752,276

Common stock issued for cash
at $ .20 per share                                -               -      762,000


Stock offering costs                              -               -    (607,928)


Common stock issued for services
at $ 3.00 per share                               -               -      180,000


Common stock issued for services
at $ 1.00 per share                               -               -    1,080,600

Common stock issued for services
at $ 0.50 per share                               -               -       12,500






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



                                                           Common   Additional
                                            Common         Stock     Paid in
                                            Shares         Amount    Capital
continued

Common stock issued for services
t $ 0.17 per share                          172,834            17        28,788

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                        6,000             1        14,999
Options exercised at $ 0.42 per share        75,000             7        31,243

Options exercised at $ 0.21 per share        60,000             6        12,494

Options exercised at $ 0.21 per share        60,000             6        12,494

Common stock issued for ICE at
$ 0.83 per share                          3,000,000           300     2,499,700

Common stock issued for Access
Network Limited at $ 0.83 per share       4,800,000           480     3,999,520

Common stock issued for debt
settlement at $ 0.20 per share            2,152,140           215       358,475
Common stock issued for debt
settlement at $ 0.83 per share              109,340            11        90,741
Receipt of subscription receivable                -             -             -
Options exercised at $ 0.2084                12,000             1         2,499

Options exercised at $ 0.4167                42,600             4        17,746
Options exercised at $ 0.4167                 2,400             1           999
Common stock issued for cash
at $ 0.10 per share                         120,000            12        11,988

Common stock issued fot cash
at $ 0.10 per share                         500,000            50        49,950

Common stock issued for services
at $ 0.16827 per share                      520,000            52        87,448

Net loss for the year ended
December 31, 2000                                 -             -             -

Balance, December 31, 2000               32,674,192   $     3,268   $11,642,494








                                                Stock
                                              Subscription    Retained
                                                Receivable    Earnings   Total

Common stock issued for services
t $ 0.17 per share                                 -              -       28,805

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                             -              -       15,000
Options exercised at $ 0.42 per share              -              -       31,250
Options exercised at $ 0.21 per share              -              -       12,500
Options exercised at $ 0.21 per share              -              -       12,500

Common stock issued for ICE at
$ 0.83 per share                                   -              -    2,500,000

Common stock issued for Access
Network Limited at $ 0.83 per share                -              -    4,000,000

Common stock issued for debt
settlement at $ 0.20 per share                     -              -      358,690
Common stock issued for debt
settlement at $ 0.83 per share                     -              -       90,752
Receipt of subscription receivable           150,000              -      150,000
Options exercised at $ 0.2084                      -               -       2,500

Options exercised at $ 0.4167                      -              -       17,750
Options exercised at $ 0.4167                      -              -        1,000
Common stock issued for cash
at $ 0.10 per share                                -              -       12,000
Common stock issued for cash
at $ 0.10 per share                                -              -       50,000
Common stock issued for services
at $ 0.16827 per share                             -              -       87,500
Net loss for the year ended
December 31, 2000                                  -    (11,281,619)(11,281,619)

Balance, December 31, 2000                   $     -   $(11,377,530)     268,232








           VoIP TELECOM, INC.
   (Formerly Presidents Telecom, Inc.)
        Consolidated Statement of Changes in Stockholders' Equity
           From May 4, 1987(Inception) through March 31, 2001




                                                         Common     Addtional
                                        Common           Stock      Paid in
                                        shares          Amount      Capital

continued


Common stock issued for services
at $ 0.10 per share                      1,800,000           180       179,820
Common stock issued for services
at $ 0.10 per share                        100,000            10         9,990
Common stock issued for services
at $ 0.10 per share                         20,280             2         2,026
Common stock issued for services
at $ 0.10 per share                        250,000            25        24,975
Common stock issued for debt service
at $ 0.10 per share                        628,500            63        62,787
Common stock issued for services
at $ 0.01 per share                        250,000            25         2,475
Common stock issued for finders fees
at $ 0.01 per share                         10,000             1            90
Net loss for the period ended
June 30, 2001                                    -             -             -
Balance, June 30, 2001                  35,732,972   $     3,574   $11,924,657



                                         Stock
                                      Subscription        Retained
                                        Receivable        Earnings     Total


Common stock issued for services
at $ 0.10 per share                          -              -         180,000
Common stock issued for services
at $ 0.10 per share                          -              -          10,000
Common stock issued for services
at $ 0.10 per share                          -              -           2,028
Common stock issued for services
at $ 0.10 per share                          -              -          25,000
Common stock issued for debt service
at $ 0.10 per share                          -              -          62,850
Common stock issued for services
at $ 0.01 per share                          -              -           2,500
Common stock issued for finders fees
at $ 0.01 per share                          -              -              91
Net loss for the period ended
June 30, 2001                                -       (722,005)       (722,005)
Balance, June 30, 2001                 $     -   $(12,099,535)   $   (171,304)





                   VoIP TELECOM, INC.
           (Formerly Presidents Telecom, Inc.)
          Consolidated Statements of Cash Flows



                                              Six months     Six months
                                                ended          ended
                                               June 30        June 30
                                                2001           2000

     CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from operations        $    (722,005) $   (4,245,193)
Depreciation & Amortization Expense             53,515        80,175
(Increase) in accounts receivable             (235,851)     (619,218)
(Increase) in loans receivable                       0    (1,267,918)
Increase in officers advances                        0        19,052
Increase / (decrease) in accounts payable     (387,427)       54,320
Increase in interest payable                     3,266             0
Increase in accrued expenses                    34,026             0
Bad debt                                             0     1,887,135
Common stock issued for services               282,469             0
Net cash provided / (used) by operating       (972,007)   (4,091,647)
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of fixed assets                    (6,000)     (143,088)
Disposal of equipment                        1,050,156             0
Net cash provided / (used) by investing      1,044,156      (143,088)
activities
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loans payable           (89,941)      452,739
APIC                                                 0     3,760,760
Subscription receivable                              0       150,000
Common stock issued for cash                         0            95
Net cash provided / (used) by financing        (89,941)    4,363,594
activities
Net increase (decrease) in cash                (17,792)      128,859
Cash at beginning of period                     50,392           156
Cash at end of period                    $      32,600 $       129,015
Supplemental Cash Flow Disclosures
Cash paid during year for interest              63,066        18,202
Schedule of Non-Cash Activities
Common Stock issued for services         $     282,469 $             0
Common Stock issued for acquisition of   $           0 $        15,000




                                              Three months   Three months
                                                ended           ended
                                               June 30        June 30
                                                2001          2000



CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) from operations        $      21,345 $    (1,143,401)
Depreciation & Amortization Expense             26,762        80,175
(Increase) in accounts receivable             (202,567)     (619,219)
(Increase) in loans receivable                       0      (867,916)
Increase in officers advances                        0        19,052
Increase / (decrease) in accounts payable      156,220        54,320
Increase in interest payable                     3,266             0
Increase in accrued expenses                    34,026             0
Bad debt                                             0     1,887,135
Common stock issued for services                 2,591             0
Net cash provided / (used) by operating         41,643      (589,854)
activities
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of fixed assets                         0      (143,088)
Disposal of equipment                           (3,440)            0
Net cash provided / (used) by investing         (3,440)     (143,088)
activities
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loans payable           (45,960)      324,808
APIC                                                 0       333,103
Subscription receivable                              0       150,000
Common stock issued for cash                         0           311
Net cash provided / (used) by financing        (45,960)      808,222
activities
Net increase (decrease) in cash                 (7,758)       75,280
Cash at beginning of period                     40,358        53,735
Cash at end of period                   $      32,600 $       129,015
Supplemental Cash Flow Disclosures
Cash paid during year for interest                 216        18,202
Schedule of Non-Cash Activities
Common Stock issued for services        $       2,591 $             0
Common Stock issued for acquisition of  $           0 $             0
subsidiaries










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

On April 1, 2000, the Company acquired 100% of the issued and outstanding shares of International Communications and Equipment, Inc. (ICE) in exchange for 3,000,000 shares of VoIPs common stock. ICE is establishing an International telecommunications network using the Voice Over Internet Protocol. ICE has recently received approval for a Russian joint venture, which will be serviced through a whollyowned German subsidiary using the latest in Clarent technology and equipment.

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

h. Property & Equipment

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the six months ended 2001 is $ 53,515.










NOTE 3 -   INCOME TAXES

                                           June 30,     December 31,_
                                            2001            2000
Deferred tax assets:
Net operating loss carryforwards      $    722,005    $ 11,377,530
Other                                       -0-            -0-
Valuation allowance                       (722,005)    (11,377,530)

Net deferred tax assets               $     -0-       $    -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 4 -  NOTES PAYABLE

Notes payable as of June 30, 2001, consist of the following:

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


NOTE 5 -  GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $12,099,535 since its inception in 1987. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




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


                                                                   June 30, 2001
                                                --------------------------------
                                                --------------------------------
Equipment                                                             $ 535,240
                                     ------------------------------------------
                                     ------------------------------------------
Office furniture                                                         18,728
                ----------------------------------------------------------------
                                                                      $ 575,481
                                     ------------------------------------------
Less Accumulated Depreciation                                          (144,918)
                                               --------------------------------
                                               --------------------------------

                                     ------------------------------------------
                                     ------------------------------------------
Net Property and Equipment                                            $ 409,049
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

     b. The Company has received advances of $ 184,785 from a stockholder as of June 30, 2001. As of June 30, 2001 the Company has not established specific repayment terms.


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

On June 30, 2001 the Company issued 250,000 shares of common stock for services valued at $0.01 per share.

On June 30, 2001 the Company issued 10,000 shares of common stock for services valued at $0.10 per share.


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

A total of 2,170,280 shares were issued for services to management and key employees for the six months ended June 30, 2001.



                      350 E. Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public
Accounts



August 28, 2001


To Whom It May Concern:

The firm of Armando C. Ibarra, Certified Public Accountant, APC consents to the inclusion of my report of August 20, 2001, on the financial statements of VoIP Telecom, Inc., as of June 30, 2001, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.




Very truly yours,


/S/ Armando Ibarra
ARMANDO IBARRA, C.P.A.








                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $(12,099,535) since inception through June 30, 2001.

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

Liquidity and Capital Resources

     As of June 30, 2001 the Company has $572,281 in current assets compared to $354,222 in current assets as of December 31, 2000. The $572,281 in current assets in compromised of $32,600 in cash, $381,703 in accounts receivable, $155,072 in loans receivable and prepaid expenses in the amount of $2,906. As of June 30, 2001 the Company has current liabilities of $1,152,634 compared to $1,469,925 as of December 31, 2000. However, the Company has a net equity of $(171,304) as of June 30, 2001 compared to $268,232 as of December 31, 2000.

     Management realizes the Companys operations do not generate sufficient revenues to cover operating costs. The Companys auditors have also expressed the Companys going concern and ability of the Company to continue in the reviewed financial statement.

Results of Operations

     For the six months ended June 30, 2001, the Company had revenues of $440,699 compared to $0 for the same period of 2000. Total operating costs decreased from $4,545,053 to $1,955,977 for the six months ended June 30, 2001 compared to June 30, 2000. Bad debt expense decreased $1,304,957 predominately due to the recission of the ICE acqusition. Also, administrative costs decreased $1,258,233 for the period ending




                                                        21
June 30, 2001 compared to the same period of 2000. This again can be attributed to the ICE recission and the Company expensed the access and ICE acquisition costs in 2000. This again can be attributed to the ICE recission and also due to the fact the Company expensed the access and ICE acquisition costs in 2000. Depreciation and amortization decreased approximately $26,500 for the 6 months ended June 30, 2001 compared to the same period of 2000, due to equipment of ICE not being on the books as per the recission. The Company had a gain of $869,605 on the disposal of ICE division compared to a gain of $333,406 in 2000 on the sale of an asset. Interest expense also increased $44,864 for the six months of 2001 compared to 2000.

     For the three months ended June 30, 2001 the Company had revenues of $256,070 compared to $0 for the same period of 2000. Operating expenses decreased $1,237,040. This is predominately due to a $1,607,745 decrease in bad debt expense as of the three months ended June 30, 2001 compared to the same period of 2000. The Company had total other expenses of $13,504 compared to total other income of $314,860 for the three months ended June 30, 2001 compared to the same period of 2000. The other income in 2000 was largely derived from a gain of $333,046 from the disposal of an asset.


Net Operating Loss

     The Company has accumulated approximately $12,099,535 of net operating losses caryforwards as of June 30, 2001, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.


Sale of Common Capital Stock

     On June 10, 2001 the Company issued 250,000 shares of common stock at $.01 for a total of $2,500 to Common House Publishing, Inc., for consulting services. The Company also issued 10,000 shares of common stock at $.01 to Brent Purin as a finder fee for a total of $100. The above issued shares were issued under
Section 4(2) and 4(6) of the 1933 Securities Act.

     As of June 30, 2001 the Company had 35,732,972 shares of common stock outstanding.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company
                                       22
wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are presently no pending legal proceedings to which the Company or any of its subsidiaries are a party, to the best of knowledge of the Company. No actions against the Company are contemplated or threatened.

                          ITEM 2. CHANGES IN SECURITIES

     On June 10, 2001 the Company issued 250,000 shares of common stock at $.01 for a total of $2,500 to Common House Publishing, Inc., for consulting services. The Company also issued 10,000 shares of common stock at $.01 to Brent Purin as a finder fee for a total of $100. The above issued shares were issued under
Section 4(2) and 4(6) of the 1933 Securities Act.

     As of June 30, 2001 the Company had 35,732,972 shares of common stock outstanding.



                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.


                                                        23




                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10K SB filed by reference on April 18, 2001.
















                                                        24

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                      VOIP TELECOM, INC.


Dated: August 30, 2001

                                                     By:__________________
                                                       Michael Tan
                                                       President


                                    ........