Form 10QSB
period 2001-09-30
VOIP TELECOM INC//
filed 2001-11-29
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended September 30, 2001
                                       or

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

                       4126 Delp Street, Memphis, TN 38118
                     (Address of principal executive office)

          Registrants telephone no., including area code (901) 365-7650

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

      Class                        Outstanding as of  September 30, 2001
Common Stock, $0.0001                         35,732,972
                                        i






                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             3

                           Consolidated Balance Sheets  September 30, 2001
                              And December 31, 2000                      4-6

                           Consolidated Statements of Operations   nine months
                              Ended September 30, 2000
                              and September 30, 2001                     7

                           Consolidated Statement of Stockholders Equity 8-10

                           Consolidated Statements of Cash Flows  nine months
                                Ended September 30, 2000
                                and September 30, 2001                   11-12

                           Notes to Consolidated Financial Statements    13

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                      14-15




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             16

Item 2.                    Changes in Security                           16

Item 3.                    Defaults Upon Senior Securities               16

Item 4.                    Submission of Matter to a Vote of             16
                               Securities Holders

Item 5.                    Other Information                             16

Item 6.                    Exhibits and Reports on Form 8-K              17

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

The unaudited balance sheet of the Company as of September 30, 2001, and balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the nine months ended September 30, 2001 and September 30, 2000 the statement of stockholders equity for the period from May 4, 1997 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.



                       VoIP TELECOM, INC.
              (Formerly Presidents Telecom, Inc.)
                  Consolidated Balance Sheets
                             ASSETS
                                                   Nine Months
                                                     Ended           Year Ended
                                                  September 30,     December 31,
                                                     2001                2000
CURRENT ASSETS
Cash                                               $   16,915         $   50,392
Accounts receivable                                   402,357            145,852
Receivable-related party                                    0              1,450
Loan receivable                                       153,622            153,622
Prepaid expenses                                            0              2,906
Total Current Assets                                  572,894            354,222
NET PROPERTY & EQUIPMENT                              376,840          1,506,720
TOTAL ASSETS                                       $  949,735         $1,860,942




                      VoIP TELECOM, INC.
             (Formerly Presidents Telecom, Inc.)
                 Consolidated Balance Sheets
             LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  Nine Months
                                                    Ended           Year Ended
                                                 September 30,     December 31,
                                                     2001              2000
CURRENT LIABILITIES
Accounts payable                                $    993,847       $  1,236,659
Notes payable                                        338,411            233,266
Interest payable                                       3,266                  0
Accrued expenses                                      32,357                  0
Total Current Liabilities                          1,367,882          1,469,925
LONG-TERM LIABILITIES
Loan payable-related party                            73,412            122,785
Total Long-Term Liabilities                           73,412            122,785
TOTAL LIABILITIES                                  1,441,294          1,592,710
STOCKHOLDERS' EQUITY
Common stock ($0.0001 par
value, 50,000,000 shares
authorized 35,732,972
and 32,674,192 shares
issued
and outstanding for
September 30, 2001 and
December 31, 2000, respectively)                       3,574              3,268
Additional paid-in capital                        11,924,657         11,642,494
Deficit accumulated
during development stage                         (11,377,530)       (11,377,530)
Retained earnings                                 (1,042,260)                 0
Total Stockholders' Equity                          (491,559)           268,232
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                          $    949,735       $  1,860,942



                   VoIP TELECOM, INC.
           (Formerly Presidents Telecom, Inc.)
          Consolidated Statements of Operations
                                   Nine Months       Nine Months
                                      Ended             Ended
                                   September 30      September 30,
                                      2001               2000
REVENUES
Sales                          $      647,471 $            0
Total Net Revenues                    647,471              0
OPERATING COSTS
Depreciation
& amortization                         80,297        268,501
Bank charges                            1,171              0
Bad debt expense                    1,306,998        711,790
Administrative
expenses                            1,082,914      1,693,688
Total Operating Costs               2,471,379      2,673,979
OTHER INCOME & (EXPENSES)
Interest income                           308             62
Loss on investment                          0              0
Other income                          869,605              0
Exchange gain or loss                      16              0
Impairment of goodwill                      0     (7,031,953)
Gain on disposal of asset                   0              0
Other expenses                        (25,215)             0
Interest expense                      (63,066)       (19,202)
Total Other
Income & (Expenses)                   781,648     (7,051,093)
NET INCOME (LOS
S)                           $    (1,042,260) $  (9,725,072)
BASIC EARNINGS (LOSS) PER SHARE  $  (0.0298)   $    (0.5668)
WEIGHTED AVERAGE NUMBER OF
OMMON SHARES
OUTSTANDING                        34,946,725     17,157,834








                                   Three Months   Three Months
                                      Ended         Ended
                                  September 30,   September 30,
                                      2001            2000
REVENUES
Sales                          $      206,772 $            0
Total Net Revenues                    206,772              0
OPERATING COSTS
Depreciation
& amortization                         26,782        268,501
Bank charges                              397              0
Bad debt expense                            0        711,790
Administrative
expenses                              488,224      1,789,599
Total Operating Costs                 515,402      2,769,890
OTHER INCOME & (EXPENSES)
Interest income                             0             62
Loss on investment                          0              0
Other income                                0              0
Exchange gain or loss                       0              0
Impairment of goodwill                      0     (7,031,953)
Gain on disposal of asset                   0              0
Other expenses                        (11,625)             0
Interest expense                            0        (19,202)
Total Other
Income & (Expenses)                   (11,625)    (7,051,093)
NET INCOME (LOS
S)                              $    (320,255) $  (9,820,983)
BASIC EARNINGS (LOSS) PER SHARE $     (0.0090) $     (0.4706)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING                        35,475,549     20,867,534





           VoIP TELECOM, INC.
   (Formerly Presidents Telecom, Inc.)
        Consolidated Statement of Changes in Stockholders' Equity
         From May 4, 1987(Inception) through September 30, 2001


                                        Common           Stock
                                        Shares          Amount
Inception, May 4, 1987                          -       $    -

Common stock issued for cash           12,000,000        1,200

Net loss from inception on May 4,
1987 through December 31, 1997

Balance, December 31, 1997             12,000,000        1,200

Net loss for the year ended December
31, 1998                                        -            -

Balance, December 31, 1998             12,000,000        1,200

Common stock issued for cash
at $ 0.15 per share                     1,200,000          120

Contributed capital

Stock issued for cash at $ 1.00 per
share                                     108,002           11

Stock issued for services at $ 1.00
per share                                   6,000            1

Net loss for the year ended
December 31, 1999

Balance, December 31, 1999             13,314,002        1,332

Common stock issued for cash
at $ 0.54 per share                     2,752,276          275

Common stock issued for cash
at $ .20 per share                      3,810,000          381

Stock offering costs

Common stock issued for services
at $ 3.00 per share                        60,000            6


Common stock issued for services
at $ 1.00 per share                     1,080,600          108

Common stock issued for services
at $ 0.50 per share                        25,000            3











                                           Additional         Stock
                                            Paid-In       Subscription
                                            Capital        Receivable
Inception, May 4, 1987                      $    -        $     -

Common stock issued for cash                  (200)             -

Net loss from inception on May 4,
1987 through December 31, 1997                   -              -

Balance, December 31, 1997                    (200)             -

Net loss for the year ended December
31, 1998
                                                                -              -

Balance, December 31, 1998                    (200)             -

Common stock issued for cash
at $ 0.15 per share                        149,880       (150,000)

Contributed capital                             67              -

Stock issued for cash at $ 1.00 per
share                                       89,989              -

Stock issued for services at $ 1.00
per share                                    4,999

Net loss for the year ended
December 31, 1999                                -             -

Balance, December 31, 1999                 244,735       (150,000)

Common stock issued for cash
at $ 0.54 per share                      2,752,001              -

Common stock issued for cash
at $ .20 per share                         761,619              -

Stock offering costs                      (607,928)             -

Common stock issued for services
at $ 3.00 per share                        179,994              -

Common stock issued for services
at $ 1.00 per share                      1,080,492              -

Common stock issued for services
at $ 0.50 per share                         12,497              -






                                           Retained
                                           Earnings           Total
Inception, May 4, 1987                    $      -        $     -


Common stock issued for cash                     -          1,000

Net loss from inception on May 4,
1987 through December 31, 1997              (1,000)        (1,000)

Balance, December 31, 1997                  (1,000)             0


Net loss for the year ended December
31, 1998                                    (1,450)        (1,450)


Balance, December 31, 1998                  (2,450)        (1,450)


Common stock issued for cash
at $ 0.15 per share                              -              0

Contributed capital                              -             67

Stock issued for cash at $ 1.00 per
share                                            -         90,000

Stock issued for services at $ 1.00
per share                                        -          5,000

Net loss for the year ended
December 31, 1999                          (93,461)       (93,461)

Balance, December 31, 1999                 (95,911)           156

Common stock issued for cash
at $ 0.54 per share                              -      2,752,276

Common stock issued for cash
at $ .20 per share                               -        762,000

Stock offering costs                             -       (607,928)

Common stock issued for services
at $ 3.00 per share                              -        180,000

Common stock issued for services
at $ 1.00 per share                              -      1,080,600

Common stock issued for services
at $ 0.50 per share                              -         12,500




           VoIP TELECOM, INC.
   (Formerly Presidents Telecom, Inc.)
        Consolidated Statement of Changes in Stockholders' Equity
         From May 4, 1987(Inception) through September 30, 2001
                                                  Common             Stock
                                                  Shares             Amount
continued

Common stock issued for services
at $ 0.17 per share                               172,834              17
Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                              6,000               1

Options exercised at $ 0.42 per share              75,000               7

Options exercised at $ 0.21 per share              60,000               6

Options exercised at $ 0.21 per share              60,000               6
Common stock issued for ICE at
$ 0.83 per share                                3,000,000             300

Common stock issued for Access
Network Limited at $ 0.83 per share             4,800,000             480

Common stock issued for debt
settlement at $ 0.20 per share                  2,152,140             215

Common stock issued for debt
settlement at $ 0.83 per share                    109,340              11

Receipt of subscription receivable                      -               -

Options exercised at $ 0.2084                      12,000               1

Options exercised at $ 0.4167                      42,600               4

Options exercised at $ 0.4167                       2,400               1

Common stock issued for cash
at $ 0.10 per share                               120,000              12

Common stock issued for cash
at $ 0.10 per share                               500,000              50

Common stock issued for services
at $ 0.16827 per share                            520,000              52

 Net loss for the year ended
 December 31, 2000                                 -                    -
 Balance, December  31, 2000                   32,674,192       $   3,268




           VoIP TELECOM, INC.
   (Formerly Presidents Telecom, Inc.)
        Consolidated Statement of Changes in Stockholders' Equity
         From May 4, 1987(Inception) through September 30, 2001
                                            Additional    Stock
                                             Paid-In   Subscription
                                              Capital  Receivable
continued
Common stock issued for services
at $ 0.17 per share                          28,788         -

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                       14,999         -

Options exercised at $ 0.42 per share        31,243         -

Options exercised at $ 0.21 per share        12,494         -

Options exercised at $ 0.21 per share        12,494         -

Common stock issued for ICE at
$ 0.83 per share                          2,499,700         -

Common stock issued for Access
Network Limited at $ 0.83 per share       3,999,520         -

Common stock issued for debt
settlement at $ 0.20 per share              358,475         -

Common stock issued for debt
settlement at $ 0.83 per share               90,741         -

Receipt of subscription receivable          150,000         -


Options exercised at $ 0.2084                 2,499         -

Options exercised at $ 0.4167                17,746         -

Options exercised at $ 0.4167                   999         -

Common stock issued for cash
at $ 0.10 per share                          11,988         -

Common stock issued for cash
at $ 0.10 per share                          49,950         -

Common stock issued for services
at $ 0.16827 per share                       87,448         -

Net loss for the year ended
December 31, 2000                                 -         -

Balance, December 31, 2000              $11,642,494   $     -






           VoIP TELECOM, INC.
   (Formerly Presidents Telecom, Inc.)
        Consolidated Statement of Changes in Stockholders' Equity
         From May 4, 1987(Inception) through September 30, 2001

                                              Retained
                                              Earnings      Total
continued
Common stock issued for services                  -         28,805

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                            -         15,000

Options exercised at $ 0.42 per share             -         31,250

Options exercised at $ 0.21 per share             -         12,500

Options exercised at $ 0.21 per share             -         12,500

Common stock issued for ICE at
$ 0.83 per share                                  -      2,500,000

Common stock issued for Access
Network Limited at $ 0.83 per share               -      4,000,000

Common stock issued for debt
settlement at $ 0.20 per share                    -        358,690

Common stock issued for debt
settlement at $ 0.83 per share                    -         90,752

Receipt of subscription receivable                -        150,000

Options exercised at $ 0.2084                     -          2,500

Options exercised at $ 0.4167                     -         17,750

Options exercised at $ 0.4167                     -          1,000

Common stock issued for cash
at $ 0.10 per share                               -         12,000

Common stock issued for cash
at $ 0.10 per share                               -         50,000

Common stock issued for services
at $ 0.16827 per share                            -         87,500

Net loss for the year ended
December 31, 2000                       (11,281,619)   (11,281,619)

Balance, December 31, 2000              (11,377,530)       268,232







           VoIP TELECOM, INC.
   (Formerly Presidents Telecom, Inc.)
        Consolidated Statement of Changes in Stockholders' Equity
         From May 4, 1987(Inception) through September 30, 2001
                                                        Common
                                         Common           Stock
                                         Shares          Amount
continued

Common stock issued for services
at $ 0.10 per share                     1,800,000          180

Common stock issued for services
t $ 0.10 per share                        100,000           10

Common stock issued for services
at $ 0.10 per share                        20,280            2

Common stock issued for services
at $ 0.10 per share                       250,000           25

Common stock issued for debt service
at $ 0.10 per share                       628,500           63

Common stock issued for services
at $ 0.01 per share                       250,000           25

Common stock issued for finders fees
at $ 0.01 per share                        10,000            1

Net loss for the period ended
September 30, 2001                              -            -

Balance, September 30, 2001            35,732,972   $    3,574




                                         Additional      Stock
                                          Paid-In     Subscription
                                          Capital      Receivable
continued

Common stock issued for services
at $ 0.10 per share                        179,820         -


Common stock issued for services
t $ 0.10 per share                           9,990         -


Common stock issued for services
at $ 0.10 per share                          2,026         -


Common stock issued for services
at $ 0.10 per share                         24,975         -


Common stock issued for debt service
at $ 0.10 per share                         62,787         -


Common stock issued for services
at $ 0.01 per share                          2,475         -


Common stock issued for finders fees
at $ 0.01 per share                             90         -


Net loss for the period ended
September 30, 2001                               -         -

Balance, September 30, 2001            $11,924,657   $     -









                                             Retained
                                             Earnings       Total
continued

Common stock issued for services
at $ 0.10 per share                              -        180,000

Common stock issued for services
t $ 0.10 per share                               -         10,000

Common stock issued for services
at $ 0.10 per share                              -          2,028

Common stock issued for services
at $ 0.10 per share                              -         25,000

Common stock issued for debt service
at $ 0.10 per share                              -         62,850

Common stock issued for services
at $ 0.01 per share                              -          2,500

Common stock issued for finders fees
at $ 0.01 per share                              -             91

Net loss for the period ended
September 30, 2001                      (1,042,260)    (1,042,260)

Balance, September 30, 2001            (12,419,790)   $  (491,559)


                    VoIP TELECOM, INC.
            (Formerly Presidents Telecom, Inc.)
           Consolidated Statements of Cash Flows
                                    Nine Months         Nine Months
                                       Ended               Ended
                                  September 30,       September 30,
                                     2001                2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)
from operations                   $    (1,042,260) $ (9,725,072)
Depreciation &
Amortization Expense                       80,297       268,501
(Increase) in
accounts receivable                      (255,055)     (150,000)
(Increase) in
loans receivable                                0    (1,647,426)
Increase in
officers advances                               0          (354)
(Increase) / decrease
in prepaid expenses                         2,906             0
Increase / (decrease)
in accounts payable                      (242,812)      580,826
Increase in
interest payable                            3,266             0
Increase in
accrued expenses                           32,357             0
Impairment of
goodwill                                        0     7,031,953
Bad debt                                        0       711,790
Common stock issued
for services                              282,469     1,091,806

Net cash provided /
(used) by operating                    (1,138,832)   (1,837,976)
activities
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of
fixed assets                               (6,000)     (894,846)
Disposal of equipment                   1,055,583             0
Net cash provided /
(used) by investing                     1,049,583      (894,846)
activities
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease)
in loans payable                           55,772       (20,687)
Proceeds from
loan payable                                    0       342,980
Subscription receivable                         0       150,000
Common stock
issued for cash                                 0     2,376,885
Net cash provided
(used) by financing                        55,772     2,849,178
activities
Net increase
(decrease) in cash                        (33,477)      116,356
Cash at beginning
of period                                  50,392           156
Cash at end of period                $     16,915 $      116,512
Supplemental Cash
Flow Disclosures
Cash paid during
year for interest                          63,066        19,202
Schedule of
Non-Cash Activities
Common Stock issued
for services                        $     282,469 $   1,091,806
Common Stock issued
for acquisition of                  $           0 $   6,515,000
subsidiaries


                                        Three months    Three months
                                           Ended          Ended
                                        September 30    September 30
                                           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)
from operations                    $    (320,255) $   (9,820,983)
Depreciation &
Amortization Expense                       26,782       268,501
(Increase) in
accounts receivable                       (19,204)     (150,000)
(Increase) in
loans receivable                                0    (1,647,426)
Increase in
officers advances                               0          (354)
(Increase) / decrease
in prepaid expenses                         2,906           -
Increase / (decrease)
in accounts payable                       144,615       580,826
Increase in
interest payable                                0           -
Increase in
accrued expenses                           (1,669)          -
Impairment of
goodwill                                        0      7,031,953
Bad debt                                        0       711,790
Common stock
issued for services                             0     1,096,806

Net cash provided /
(used) by operating                      (166,825)   (1,928,887)
activities
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of

fixed assets                                    0      (894,846)
Disposal of
equipment                                   5,427             0
Net cash provided /
(used) by investing                         5,427      (894,846)
activities
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease)
in loans payable                          145,713       (20,687)
Proceeds from
loan payable                                    0       342,980
Subscription
receivable                                      0             0
Common stock
issued for cash                                 0     2,617,952
Net cash provided /
(used) by financing                       145,713     2,940,245
activities
Net increase
(decrease) in cash                        (15,685)      116,512
Cash at beginning
of period                                  32,600             0
Cash at end
of period                          $      16,915 $       116,512
Supplemental Cash
Flow Disclosures
Cash paid during
year for interest                              0 $        19,202
Schedule of
Non-Cash Activities
Common Stock issued
for services                       $           0 $     1,096,806
Common Stock issued
for acquisition of                 $           0 $     6,515,000
subsidiaries












                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $(12,419,790) since inception through September 30, 2001.

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

Liquidity and Capital Resources

     As of September 30, 2001 the Company has $949,735 in current assets compared to $354,222 in current assets as of December 31, 2000. The $949,735 in current assets in compromised of $16,915 in cash, $402,357 in accounts receivable, $153,622 in loans receivable As of September 30, 2001 the Company has current liabilities of $1,367,882 compared to $1,469,925 as of December 31, 2000. However, the Company has a net equity of $(491,559) as of September 30, 2001 compared to $268,232 as of December 31, 2000.

     Management realizes the Companys operations do not generate sufficient revenues to cover operating costs. The Companys auditors have also expressed the Companys going concern and ability of the Company to continue in the reviewed financial statement.

Results of Operations

     For the nine months ended September 30, 2001, the Company had revenues of $647,471 compared to $0 for the same period of 2000. Total operating costs decreased from $2,673,979 to $2,471,379 for the nine months ended September 30, 2001 compared to June 30, 2000. Bad debt expense increased $595,208 for the nine months ended September 30, 2001 compared to the same period the year before. Depreciation and amortization decreased approximately $188,000 due to the recission of the ICE Communication acquisition. Administrative expenses also decreased $610,774 for the same reason. For the nine months ended September 30, 2001 the company has a net loss of $1,042,260 compared to $9,725,072 for the same period the year before.
                                       16
     For the three months ended September 30, 2001 the Company had revenues of $206,772 compared to $0 for the same period of 2000. Operating expenses decreased $2,254,488. This is predominately due to a $711,790 decrease in bad debt expense as of the three months ended September 30, 2001 compared to the same period of 2000. Also contributing to the drop in the operating costs was a decrease of $1,301,375 in administrative costs. For the three months ended September 30, 2001 the company has a net opeating loss of $320,255 compared to a loss if $9,820,983 for the same period of 2000.

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


Sale of Common Capital Stock

     As of September 30, 2001 the Company had 35,732,972 shares of common stock outstanding.

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


                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are presently no pending legal proceedings to which the Company or any of its subsidiaries are a party, to the best of knowledge of the Company. No actions against the Company are contemplated or threatened.
                                       17
                          ITEM 2. CHANGES IN SECURITIES

     As of September 30, 2001 the Company had 35,732,972 shares of common stock outstanding.



                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10Q filed by reference on 7/3/2001
b.       Form 10QSB filed by reference on 8/31/2001
c.       Form 8K filed by reference on 9/20/2001












                                       18







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                     VOIP TELECOM, INC.


Dated: November 16, 2001

                                                  By: _/S/ John Curry_________
                                                           John Curry
                                                           President