Form 10KSB/A
period 2000-12-31
VOIP TELECOM INC//
filed 2002-01-31
CIK 1096835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-27715

                               VOIP TELECOM, INC.
                 (Name of small business issuer in its charter)

                  Nevada                        000-28047
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

            16935 West Bernardo Drive, Suite 232, San Diego, CA 92127
               (Address of principal executive offices) (Zip Code)

Issuers telephone no.:  (858) 618-1710

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


Dated:  Januart 31, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date

/S/ Michael Tan          President, Director                  January 31,2002
Michael Tan


/S/ Ken Berscht          Vice President                     January 31,2002
Ken Berscht

/S/ Alexander Anderson   Common                     January 31, 2002'
Alexander Anderson




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

/S/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA - APC

April 7, 2001



INDEPENDENT AUDITORS REPORT

To the Stockholders of
Presidents Telecom, Inc.
(A Development Stage Company)
Newport Beach, California

We have sutied the accompanying balance sheet of Presidents telecom, Inc., (a development state company) as of December 31, 1999 and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 1999 and 1998 and from inception on May 4, 1987 through December 31, 1999. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presidents Telecon, Inc (adevelopmental stage company) as of December 31, 1999 and the reults of its operation and its cash flows for the years ended December 31, 1999 and 1998 and from inception on May 4, 1987 through december 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a developement stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Managements plans in regard to thses matters are also described in Note 3. The financial statemetns do not include any adjustments that might result from the outcome of uncertainity.

/S/ Jones, Jenson & Company
Jones, Jenson & Company
March 25, 2000





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