Form 10QSB/A
period 2001-03-31
VOIP TELECOM INC//
filed 2002-03-21
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB/A

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2001
                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28047

                               VOIP TELECOM, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                          86-0880742
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

            16935 West Bernardo Drive, Suite 212, San Diego, CA 92127
                     (Address of principal executive office)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

           Class                         Outstanding as of  March 31, 2001
Common Stock, $0.0001                          32,472,972







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements              3

                           Consolidated Balance Sheets December 31, 2000
                              And March 31, 2001                          5-6

                           Consolidated Statements of Operations for the months
                              Ended March 31, 2001 and March 31, 2000     7

                           Consolidated Statement of Stockholders Equity  8-10

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2000 and 2001            11

                           Notes to Consolidated Financial Statements    12-19

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                      20-21




                                                      PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                            21

Item 2.                    Changes in Security                          21

Item 3.                    Defaults Upon Senior Securities              21

Item 4.                    Submission of Matter to a Vote of            22
                               Securities Holders

Item 5.                    Other Information                            22

Item 6.                    Exhibits and Reports on Form 8-K             22

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

     The unaudited balance sheet of the Company as of March 31, 2001, and the balance sheet derived from the Companys audited financial statement as of December 31, 2000, the unaudited statement of operations and cash flows for the three months ended March 31, 2001 and 2000 the statements of stockholders equity for the period from May 4, 1987 through March 31, 2001 are attached hereto and incorporated herein by this reference.

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





                                                                   3




                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)


     We have reviewed the accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of March 31, 2001 and the related statements of operations, changes in stockholders equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VoIP Telecom, Inc.

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



______ ___________________________
ARMANDO C. IBARRA, CPA - APC

June 25, 2001







                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets

                                                          ASSETS

                        Three Months
                           Ended             Year Ended
                         March 31,         December 31,
                           2001                  2000
                     ------------------------------------

CURRENT ASSETS
Cash                     $       40,358  $    50,392
Accounts receivable             179,134      145,852
Receivable - related party        1,450        1,450
Loan receivable                 153,622      153,622
Prepaid expenses                  2,906        2,906
                   ---------------------------------------

Total Current Assets            377,470      354,222

NET PROPERTY & EQUIPMENT        432,372    1,506,720

                         ------------------------------------

TOTAL ASSETS                    809,842   $1,860,942
                       =======================================





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  Three Months
                                       Ended               Year Ended
                                     March 31,            December 31,
                                       2001                  2000
                            ---------------------  --------------------
CURRENT LIABILITIES
Accounts payable               $      693,012 $      1,236,659
Accrued expenses                       40,026
Loans payable                         272,044        233,266
                                       ------------------------------------

Total Current Liabilities           1,005,082      1,469,925


LONG TERM LIABILITIES
Loan payable - related party                0        122,785
                                       ------------------------------------

Total Long Term Liabilities                 0        122,785
                                       ------------------------------------

TOTAL LIABILITIES                   1,005,082      1,592,710

STOCKHOLDERS' EQUITY

Common stock ($0.0001 par value
, 100,000,000 shares
authorized; 32,472,972
and 32,674,192 shares issued
and outstanding as of
March 31, 2001 and December 31,
2000 respectively.)                     3,248          3,268
Additional paid-in capital         11,622,392     11,642,494
Deficit accumulated
during development stage              (95,911)       (95,911)
Retained Earning / (deficit)      (11,724,969)   (11,281,619)
                                       ------------------------------------

Total Stockholders' Equity           (195,240)       268,232

                                        ------------------------------------
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY         $      809,842 $      1,860,942


                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Operations

                                Three Months        Three Months
                                    Ended             Ended
                                  March 31,          March 31,
                                     2001               2000
                          ---------------------- --------------------------

REVENUES
Sales                          $      184,629    $         0
Costs of revenues                           0              0

                        ----------------------------------------------------

Total Net Revenues                    184,629              0

OPERATING COSTS
Depreciation                           26,753              0
Bank charges                              690              0
Bad debt expense                            0      1,004,210
Administrative expenses               400,315      2,082,582

                        -----------------------------------------------------

Total Operating Costs                 427,758      3,086,792

OTHER INCOME & (EXPENSES)

Interest income                             7              0
(Loss) on investment                 (137,393)       (15,000)
Exchange gain or loss                      15              0
Interest expense                      (62,850)             0

                        ----------------------------------------------------

Total Other Income & (Expenses)      (200,221)       (15,000)

                       -----------------------------------------------------
NET (LOSS)                   $    (443,350) $     (3,101,792)
                       -----------------------------------------------------

                       =====================================================

BASIC (LOSS) PER SHARE         $       (0.01) $          (0.07)

                        =====================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          31,362,558     44,311,314
                        =====================================================




                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through March 31, 2001

                                                            Common    Additional
                                                Common      Stock     Paid in
                                                shares      amount     Capital
Inception, May 4, 1987                            - $             -       $   -

Common stock issued for cash               12,000,000         1,200        (200)

Net loss from inception on May 4,
1997 through December 31, 1997                      -             -           -


Balance, December 31, 1997                    000,000         1,200        (200)

Net loss for the year ended December
31, 1998                                            -             -           -


Balance, December 31, 1998                 12,000,000         1,200        (200)

Common stock issued December 31, 1998
for cash at $ 0.15 per share                1,200,000           120     149,880

Contributed capital                                 -             -          67

Common stock issued June 17, 1998
for cash at $ 0.84 per share                  108,002            11      89,989

Stock issued for services at $ 1.00
for services valued at $ 0.84 per share         6,000             1       4,999

Net loss for the year ended
December 31, 1999                                   -             -           -

Balance, December 31, 1999                  13,314,002         1,332     244,735


Common stock issued on March 31, 2000
for cash at $ 0.54 per share                2,752,276           275   2,752,001

Common stock issued on March 31, 2000
for cash at $ 0.20 per share                3,810,000           381     761,619

Stock offering costs                                -             -    (607,928)

Common stock issued on April 20, 2000
for services valued
at $ 3.00 per share                            60,000             6     179,994

Common stock issued on April 28, 2000
for services valued
at $ 1.00 per share                         1,080,600           108   1,080,492

Common stock issued
on May 17, 2000
for services valued at
$ 0.50 per share                               25,000             3      12,497




                                        Stock
                                        Subscription     Retained
                                        receivable       Earnigns       Total


Inception, May 4, 1987                      $   -        $     -       $      -

Common stock issued for cash                    -              -          1,000

Net loss from inception on May 4,
1997 through December 31, 1997                  -         (1,000)        (1,000)

--------------------------------------------------------------------------------

Balance, December 31, 1997                      0         (1,000)             0
================================================================================

Net loss for the year
ended December
31, 1998                                        -         (1,450)        (1,450)

-------------------------------------------------------------------------------

Balance, December 31, 1998                      -         (2,450)        (1,450)
================================================================================

Common stock issued December 31, 1998
for cash at $ 0.15 per share             (150,000)             -              -


Contributed capital                             -              -             67

Common stock issued June 17, 1998
for cash at $ 0.84 per share                    -              -         90,000

Stock issued for services at $ 1.00
for services valued at $ 0.84 per share         -              -          5,000

Net loss for the year ended
December 31, 1999                               -        (93,461)       (93,461)


-------------------------------------------------------------------------------
Balance, December 31, 1999               (150,000)       (95,911)           156
===============================================================================


Common stock issued on March 31, 2000
for cash at $ 0.54 per share                    -              -      2,752,276

Common stock issued on March 31, 2000
for cash at $ 0.20 per share                    -              -        762,000

Stock offering costs                            -              -       (607,928)

Common stock issued on April 20, 2000
for services valued
at $ 3.00 per share                             -              -        180,000

Common stock issued on April 28, 2000
for services valued
at $ 1.00 per share                             -              -      1,080,600

Common stock issued on May 17, 2000
for services valued
at $ 0.50 per share                             -              -         12,500









                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through March 31, 2001
                                                        Common       Additional
                                           Common       Stock         Paid in
                                           Sahres       Amount        Capital

continued

Common stock issued
on May 19, 2000
for services valued at
$ 0.17 per share                            172,834            17        28,788

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                        6,000             1        14,999


Options exercised
at $ 0.42 per share                          75,000             7        31,243


Options exercised
at $ 0.21 per share                          60,000             6        12,494


Options exercised
at $ 0.21 per share                          60,000             6        12,494

Common stock issued
on June 30, 2000
for acquisition of ICE
at $ 0.83 per share                       3,000,000           300     2,499,700

Common stock issued on
June 30, 2000 for
Access Network Limited
at $ 0.83 per share                       4,800,000           480     3,999,520

Common stock issued
on August 30, 2000
for debt settlement
at $ 0.20 per share                       2,152,140           215       358,475

Common stock issued on
August 30, 2000
for debt settlement
at $ 0.83 per share                         109,340            11        90,741

Receipt of subscription receivable                -             -             -


Options exercised
at $ 0.2084                                  12,000             1         2,499


Options exercised
at $ 0.4167                                  42,600             4        17,746


Options exercised
at $ 0.4167                                   2,400             1           999

Common stock
issued on December 27, 2000
for cash at $ 0.10 per share                120,000            12        11,988

Common stock issued
December 27, 2000
for cash at $ 0.10
per share                                   500,000            50        49,950

Common stock issued on
December 31, 2000
for services valued
at $ 0.17 per share                         520,000            52        87,448

Net loss for the year ended
December 31, 2000                                 -             -             -
-------------------------------------------------------------------------------
Balance, December 31, 2000               32,674m192   $     3,268   $11,642,494
===============================================================================




                                                Stock
                                                Subscription  Retained
                                                Receivable    Earnings  Total

continued

Common stock issued
on May 19, 2000
for services valued
at $ 0.17 per share                                  -             -      28,805

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000                               -             -     15,000

Options exercised at
$ 0.42 per share                                     -             -      31,250


Options exercised at
$ 0.21 per share                                     -             -      12,500


Options exercised at
$ 0.21 per share                                     -             -      12,500

Common stock issued on June 30, 2000
for acquisition of
ICE at $ 0.83 per share                              -             -   2,500,000

Common stock issued on June 30, 2000 for
Access Network Limited
at $ 0.83 per share                                  -             -   4,000,000

Common stock issued on August 30, 2000
for debt settlement
at $ 0.20 per share                                  -             -    358,690

Common stock issued on August 30, 2000
for debt settlement
at $ 0.83 per share                                  -             -     90,752

Receipt of
subscription receivable                        150,000             -    150,000


Options exercised
at $ 0.2084                                          -             -      2,500


Options exercised
at $ 0.4167                                          -             -     17,750


Options exercised at $ 0.4167                        -             -       1,000

Common stock issued on December 27, 2000
for cash at
$ 0.10 per share                                     -             -     12,000

Common stock issued December 27, 2000
for cash at
$ 0.10 per share                                     -             -     50,000

Common stock issued on December 31, 2000
for services valued
at $ 0.17 per share                                  -             -     87,500

Net loss for the year ended
December 31, 2000                                    -  (11,281,61) (11,281,619)

--------------------------------------------------------------------------------
Balance, December 31, 2000                           -   (11,377,530)   268,232
================================================================================







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


                                                        Common       Additional
                                              Common    Stock        Paid in
                                              Shares    Amount       Capital

continued

Recission of ICE
at $ 0.10 per share                         (3,000,000)    (300)       (299,700)

Common stock issued on January 25, 2001
for services
at $ 0.10 per share                          1,800,000      180         179,820

Common stock issued
on February 9, 2001

for debt service
at $ 0.10 per share                            628,500       63          62,787

Common stock issued
on February 20, 2001

for services at
$ 0.10 per share                                20,280        2           2,026

Common stock issued
on March 9, 2001
for services valued
at $ 0.10 per share                            250,000       25          24,975

Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                            100,000       10           9,990

Net loss for the period ended
March 31, 2001                              -               -               -
--------------------------------------------------------------------------------
Balance, March 31, 2001                     32,472,972  $ 3,248    $ 11,622,392
===============================================================================





                                    Stock
                                    Subscription     Retained
                                    Receivable       Earnings     Total


continued

Recission of ICE
at $ 0.10 per share                       -              -        (300,000)

Common stock issued on January 25, 2001
for services
at $ 0.10 per share                       -              -         180,000

Common stock issued
on February 9, 2001

for debt service
at $ 0.10 per share                       -              -          62,850

Common stock issued
on February 20, 2001

for services
at $ 0.10 per share                       -              -           2,028

Common stock issued
on March 9, 2001

for services valued
at $ 0.10 per share                       -              -          25,000

Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                       -              -          10,000

Net loss for the period ended
March 31, 2001                            -       (443,350)       (443,350)



Balance, March 31, 2001                   -   $(11,820,880)   $   (195,240)




                                                  VoIP TELECOM, INC.
                                          (Formerly Presidents Telecom, Inc.)
                                         Consolidated Statements of Cash Flows

                                   Three Months          Three Months
                                      Ended                  Ended
                                    March 31,              March 31,
                                       2001                  2000
                                ----------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) from operations         $    (443,350) $     (3,101,792)
Depreciation expense                        26,753              0
(Increase) in accounts
receivable                                 (33,282)             0
Increase (decrease)
in accounts payable                       (543,647)             0
(Increase) in loans receivable                   0     (1,004,210)
Bad debt                                         0      1,004,211
Common stock issued for services           279,878      2,320,635

                                    --------------------------------------------

Net Cash (Used) by
Operating Activities                      (713,649)      (781,156)

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of fixed assets                (6,000)      (400,000)
Common stock retired
in ICE recission                          (300,000)             0
Disposal of equipment                    1,053,596              0

                                    --------------------------------------------

Net Cash Provided / (Used) by
Investing Activities                       747,596       (400,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease)
in loans payable                           (43,981)       127,930
Common stock issued for cash                     0      1,106,806

                                    --------------------------------------------

Net Cash Provided / (Used)
by Financing Activities                    (43,981)     1,234,736



Net (Decrease) / Increase in Cash          (10,034)        53,580

Cash at Beginning of Period                 50,392            156

                                    --------------------------------------------

Cash at End of Period                $     40,358 $         53,736

                                    ============================================

Schedule of Non-Cash Activities

Common stock issued
for services                     $      279,878 $              0
Common stock issued
for acquisition of subsidiaries   $          0 $         15,000
Common stock retired
in ICE recission                 $  (300,000)   $         0



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












NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

c. Basis of Consolidation

     The consolidated financial statements of VoIP Telecom, Inc. include those accounts of VoIP Telecom, Inc., and Access Network Limited. All significant intercompany transactions have been eliminated.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3 -   INCOME TAXES

                                                 March 31 ,     December 31,_
                                             2001                   2000
Deferred tax assets:
Net operating loss carryforwards             $    443,350    $ 11,377,530
Other                                               -0-             -0-
Valuation allowance                              (443,350)    (11,377,530)
Deferred tax assets                          $      -0-     $   -0-

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

                                                        NOTE 5 - GOING CONCERN

     As shown in the accompanying financial statements the Company has incurred a deficit of $11,820,880 since its inception in 1987. The ability of the Company to continue, as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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
                    March 31, 2001
         --------------------------------
         --------------------------------
Equipment                       $ 535,053
Office furniture                   40,428
         --------------------------------
                                $ 575,481
Less Accumulated Depreciation    (143,109)
         --------------------------------
         --------------------------------

Net Property and Equipment      $ 432,372
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





NOTE 8 -  STOCK TRANSACTIONS (CONTINUTED)

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

     On June 30, 2000 the Company issued 3,000,000 shares of common stock to acquire ICE valued at $ 0.83 per share.

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





NOTE 8 -  STOCK TRANSACTIONS (CONTINUTED)

     On December 31, 2000 the Company issued 520,000 shares of common stock for cash valued at $0.16827 per share.

     On January 1, 2001 the Company recinded the issuance of 3,000,000 shares for the acquisition of ICE at a value of $ 0.10.

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

     On March 10, 2001 the Company issued 250,000 shares of common stock for services valued at $0.10 per share. As of March 31, 2001 there were 32,472,972 shares of common stock outstanding.


NOTE 9 -  ISSUANCE OF SHARES FOR SERVICES  STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuations of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. A total of 2,170,280 shares were issued for services to management and key employees for the three months ended March 31, 2001.










                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

The Company has a net operating loss carry forward of $11,724,969 since inception through March 31, 2001.

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

Liquidity and Capital Resources

     As of March 31, 2001 the Company has $377,470 in current assets compared to current liabilities of $1,005,082. Management recognizes there is a severe impairment to the Companys financial statement. The Company has a 1:2:7 current ratio. The current assets are comprised of $40,358 in cash, $334,206 in loans/accounts payable and $2,906 in prepaid expenses. This compares to $693,012 in accounts payable, $40,026 in accrued expenses and $272,044 in loans payable. Results of Operations

     For the first quarter ended March 31, 2001 the Company had revenues of $184,629 and expenses of $1,734,756 compared to revenues of $0 and expenses of $3,086,792 as of March 31, 2000. The Company has a loss on investment of $(137,393) due to rescinding the ICE acquisition. The acquisition was rescinded on January 1, 2001 whereby the Company returned all assets and liabilities of ICE in exchange for the 3,000,000 shares of common stock the Company paid for ICE. The 3,000,000 shares were subsequently retired. For the three months ended March 31, 2001 the Company has a net loss of $(443,350) compared to a net loss of $(3,101,792) for the same period the year before. The reason for the $2,658,442 decrease in net loss can be attributed to the fact that that Company was not acquiring companies as it had been during the period of 2000. The Company also had $26,753 in depreciation compared to $0 for the same period the prior year.

Net Operating Loss

     The Company has accumulated approximately $11,724,969 of net operating losses caryforwards as of March 31, 2001, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.


Sale of Common Capital Stock

     On January 25, 2001 the Company issued 1,800,000 shares of common stock at $.10 per share to RB Capital and Equities in trust for the settlement of debt to a Investor Relations firm.
                                                                  20
     On March 10, 2001 the Company issued 100,000 shares to RST Investment, Ltd., at $.10 per share as a consulting fee and on February 20, 2001 the Company issued 20,280 shares at $.10 per share to Brent Purin for a finders fee. Also, the Company issued 628,500 shares to 36 investors on February 9, 2001 at $.10 per share in a Private Placement in March of 2000 as penalty shares.

     On March 9, 2001 the Company issued 250,000 shares to Alexander Anderson, an officer and director, in consideration of a cancellation of a management contract at $.10 per share for consideration of $25,000.

     As of March 31, 2001 there were 32,472,972 shares of common stock outstanding.
Risk Factors and Cautionary Statements

     Forwardlooking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


                           PART II  OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     There are presently no pending legal proceedings to which the Company or any of its subsidiaries are a party, to the best of knowledge of the Company. No actions against the Company are contemplated or threatened.
                          ITEM 2. CHANGES IN SECURITIES

     On January 1, 2001 the Company rescinded their ICE acquisition. The Company retired the 3,000,000 shares of common stock that were issued for the ICE acquisition.

     On January 25, 2001 the Company issued 1,800,000 shares of common stock at $.10 per share to RB Capital and Equities in trust for the settlement of debt to a Investor Relations firm.

     On March 10, 2001 the Company issued 100,000 shares to RST Investment, Ltd., at $.10 per share as a consulting fee and on February 20, 2001 the Company issued 20,280 shares at $.10 per share to Brent Purin for a finders fee. Also, the Company issued 628,500 shares to 36 investors on February 9, 2001 at $.10 per share in a Private Placement in March of 2000 as penalty shares.

     On March 9, 2001 the Company issued 250,000 shares to Alexander Anderson, an officer and director, in consideration of a cancellation of a management contract at $.10 per share for consideration of $25,000.

     As of March 31, 2001 there were 32,472,972 shares of common stock outstanding.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


                                       21

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10K SB filed by reference on April 18, 2001.





                                                                22




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                   VOIP TELECOM, INC.


Dated: March 20, 2002

                                                     By:_/S/ Ron Lowe
                                                         Ron Lowe
                                                          President















                                                                  S-1

                                    ........