Form 10QSB/A
period 2001-06-30
VOIP TELECOM INC//
filed 2002-03-21
CIK 1096835

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

           Class                              Outstanding as of  June 30, 2001
Common Stock, $0.0001                                  32,722, 972







                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                             Page

Item 1.                    Consolidated Financial Statements          3

                           Consolidated Balance Sheets  June 30, 2001
                              And December 31, 2000                   4-6

                           Consolidated Statements of Operations  six months
                              Ended June 30, 2001 and June 30, 2000   7

                           Consolidated Statement of Stockholders Equity  8-10

                           Consolidated Statements of Cash Flows  six months
                                Ended June 30, 2001 and June 30, 2000     11

                           Notes to Consolidated Financial Statements     12-18

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       19-20




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              20

Item 2.                    Changes in Security                            20

Item 3.                    Defaults Upon Senior Securities                20

Item 4.                    Submission of Matter to a Vote of              20
                               Securities Holders

Item 5.                    Other Information                              21

Item 6.                    Exhibits and Reports on Form 8-K               21

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

     The unaudited balance sheet of the Company as of June 30, 2001, and balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the six months ended June 30, 2001 and June 30, 2000 the statement of stockholders equity for the period from May 4, 1987 through June 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.






                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)



Members of the California Society of
Certified Public Accountants



To the Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)



     We have reviewed the accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of June 30, 2001 and the related statements of operations, changes in stockholders equity, and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VoIP Telecom, Inc.

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



_______________________________
ARMANDO C. IBARRA, CPA - APC

August 20, 2001




                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets


                                                             ASSETS

                            Six Months
                              Ended           Year Ended
                              June 30,        December 31,
                              2001                2000
                   ----------------------------------------------

CURRENT ASSETS
Cash                       $   32,600   $   50,392
Accounts receivable           381,703      145,852
Receivable-related party        1,450        1,450
Loan receivable               153,622      153,622
Prepaid expenses                2,906        2,906
                           ------------------------------------

Total Current Assets          572,281      354,222

NET PROPERTY & EQUIPMENT      409,049    1,506,720
                          ------------------------------------

TOTAL ASSETS               $  981,330   $1,860,942



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                 Six Months
                                  Ended           Year Ended
                                 June 30,         December 31,
                                  2001               2000

CURRENT LIABILITIES
Accounts payable            $     849,232 $   1,236,659
Loans payable                     266,110       233,266
Interest payable                    3,266             0
Accrued expenses                   34,026             0
                                     --------------------------------

Total Current Liabilities       1,152,634     1,469,925

LONG-TERM LIABILITIES
Loan payable-related party              0       122,785
                                     --------------------------------

Total Long-Term Liabilities             0       122,785
                                     --------------------------------

TOTAL LIABILITIES               1,152,634     1,592,710

STOCKHOLDERS' EQUITY
Common stock ($0.0001 par
value, 50,000,000 shares
authorized 32,732,975
and 29,679,195 shares issued
and outstanding for
June 30, 2001 and
December 31, 2000,
respectively)                       3,273         2,968
Additional paid-in capital      9,424,867     9,142,794
Deficit accumulated
during development stage          (95,911)      (95,911)
Deficit                        (9,503,533)   (8,781,619)
                                     --------------------------------

Total Stockholders' Equity       (171,304)      268,232

                                     --------------------------------
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY     $     981,330 $     1,860,942
                                     ================================






                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Operations


                                     Six Months         Six Months
                                       Ended               Ended
                                      June 30,           June 30,
                                        2001               2000
                                      -------------- ------------------

REVENUES
Sales                        $       440,699    $          0
                                         ---------------------------------- ---

Total Net Revenues                    440,699              0
OPERATING COSTS
Depreciation & amortization            53,515         80,175
Bank charges                              774              0
Bad debt expense                            0      2,611,955
Administrative expenses               594,690      1,852,923
                              ---------------------------------- ---

Total Operating Costs                 648,979      4,545,053

OTHER INCOME & (EXPENSES)

Interest income                           308             16
Loss on investment                   (150,260)       (15,000)
Other income                                0              0
Exchange gain or loss                      16              0
Gain on disposal of asset                   0        333,046
Other expenses                           (632)             0
Interest expense                      (63,066)       (18,202)
                              --------------------------------------
Total Other Income & (Expenses)      (213,634)       299,860
                              --------------------------------------

NET INCOME (LOSS)            $     (421,914)$     (4,245,193)
                             ---------------------------------- ---
                            ================================== ===

BASIC EARNINGS (LOSS) PER SHARE  $   (0.01) $          (0.25)
                              ================================== ===


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             31,946,725     17,141,260



                                Three Months            Three Months
                                Ended                   Ended
                                June 30                 June 30
                                2001                    2000

REVENUES
Sales                         $       256,070$              0
            ------------------------------------------------------------------

Total Net Revenues                    256,070              0

OPERATING COSTS
Depreciation & amortization            26,762         80,175
Bank charges                               84              0
Bad debt expense                            0      1,607,745
Administrative expenses               194,375       (229,659)
                                    -------------------------------------------

Total Operating Costs                 221,221      1,458,261

OTHER INCOME & (EXPENSES)

Interest income                           301             16
Loss on investment                    (12,867)             0
Other income                                0              0
Exchange gain or loss                       1              0
Gain on disposal of asset                   0        333,046
Other expenses                           (632)             0
Interest expense                         (216)       (18,202)
                                     ------------------------------------------

Total Other Income & (Expenses)       (13,413)       314,860
                                     ------------------------------------------

NET INCOME (LOSS)             $        21,436$     (1,143,401)
                                     ------------------------------------------
                                     ==========================================

BASIC EARNINGS (LOSS) PER SHARE    $    0.00 $        (0.05)
                                     ==========================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          32,475,549     20,834,567
                                     ===========================================



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through June 30, 2001

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









                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through June 30, 2001
                                                        Common       Additional
                                           Common       Stock         Paid in
                                           Sahres       Amount        Capital

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
================================================================================







                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through June 301, 2001


                                                        Common       Additional
                                              Common    Stock        Paid in
                                              Shares    Amount       Capital

continued

Recission of ICE
at $ 0.10 per share                         (3,000,000)    (300)       (299,700)

Common stock issued on January 25, 2001
for services
at $ 0.10 per share                          1,800,000      180         179,820

Common stock issued
on February 9, 2001

for debt service
at $ 0.10 per share                            628,500       63          62,787

Common stock issued
on February 20, 2001

for services at
$ 0.10 per share                                20,280        2           2,026

Common stock issued
on March 9, 2001
for services valued
at $ 0.10 per share                            250,000       25          24,975

Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                            100,000       10           9,990

Common stock issued
June 30, 2001 for services
valued at $.10 per share                       250,000       25           2,475

Balance June 30, 2001                       32,722,297    3,273    $11,624,867








continued

Recission of ICE
at $ 0.10 per share                         -               -      (300,000)

Common stock issued on January 25, 2001
for services
at $ 0.10 per share                         -              -        180,000

Common stock issued
on February 9, 2001

for debt service
at $ 0.10 per share                          -              -        62,850

Common stock issued
on February 20, 2001

for services at
$ 0.10 per share                             -             -          2,028

Common stock issued
on March 9, 2001
for services valued
at $ 0.10 per share                         -               -        25,000
Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                         -              -         10,000

Common stock issued
June 30, 2001 for services
valued at $.10 per share                   -                -         2,500

Balance June 30, 2001                   $  -          $(11,799,444) $(171,304)



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Cash Flows

                                      Six Months          Six Months
                                         Ended               Ended
                                        June 30,            June 30,
                                          2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)
from operations                      $     (421,914)$    (4,245,193)
Depreciation &
Amortization Expense                        53,515         80,175
(Increase) in
accounts receivable                       (235,851)      (619,218)
(Increase) in
loans receivable                                 0     (1,267,918)
Increase in
officers advances                                0         19,052
Increase / (decrease)
in accounts payable                       (387,427)        54,320
Increase in
interest payable                             3,266              0
Increase in
accrued expenses                            34,026              0
Bad debt                                         0      1,887,135
Common stock
issued for services                        282,378              0
                                      ------------------------------- ----

Net cash provided /
(used) by operating activities            (672,007)    (4,091,647)

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of
fixed assets                                (6,000)      (143,088)
Common stock
retired in ICE recission                  (300,000)             0
Disposal of
equipment                                1,050,156              0
                                ---------------------------------------

Net cash provided /
(used) by investing activities             744,156       (143,088)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease)
in loans payable                           (89,941)       452,739
APIC                                             0      3,760,760
Subscription
receivable                                       0        150,000
Common stock
issued for cash                                  0             95
                               ---------------------------------- ----

Net cash provided /
(used) by financing activities             (89,941)     4,363,594
                                    ------------------- ----

Net increase /
(decrease) in cash                         (17,792)       128,859

Cash at beginning
of period                                   50,392            156

                                 ---------------------------------------

Cash at end of
period                                      32,600$       129,015$
                              ================================== ====

Supplemental
Cash Flow Disclosures


Cash paid during
year for interest                      $    63,066         18,202

Schedule of
Non-Cash Activities

Common Stock issued
for services                       $       282,469  $        0
Common Stock issued
for acquisition of subsidiaries    $       0        $   15,000
Common stock retired
in ICE recission                   $     (300,000)  $         0




                                        Three Months   Three Months
                                        Ended           Ended
                                        June 30         June 30
                                        2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)
from operations                    $       21,436$    (1,143,401)
Depreciation &
Amortization Expense                       26,762        80,175
(Increase) in
accounts receivable                      (202,567)     (619,219)
(Increase) in
loans receivable                                0      (867,916)
Increase in o
fficers advances                                0        19,052
Increase / (decrease)
in accounts payable                       156,220        54,320
Increase in
interest payable                            3,266             0
Increase in
accrued expenses                           34,026             0
Bad debt                                        0     1,887,135
Common stock
issued for services                         2,500             0
                                ------------------------------------

Net cash provided /
(used) by operating activities             41,643      (589,854)

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of
fixed assets                                    0      (143,088)
Common stock
retired in ICE recission                        0             0
Disposal of equipment                      (3,440)            0
                          -----------------------------------------

Net cash provided /
(used) by investing activities             (3,440)     (143,088)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease)
in loans payable                          (45,960)      324,808
APIC                                            0       333,103
Subscription
receivable                                      0       150,000
Common stock issued
for cash                                        0           311
                         --------------------------------------

Net cash provided /
(used) by financing activities            (45,960)      808,222
                           -----------------------------------------


Net increase /
(decrease) in cash                         (7,758)       75,280

Cash at beginning of period                40,358        53,735
                              -----------------------------------------

Cash at end of period              $       32,600$       129,015
                              =========================================

Supplemental Cash Flow Disclosures

Cash paid during year for interest            216        18,202

Schedule of Non-Cash Activities

Common Stock issued
for services                                2,591$             0
Common Stock issued
for acquisition of subsidiaries    $            0$             0
Common stock retired
in ICE recission                   $            0$             0






















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


NOTE 3 -   INCOME TAXES

                                   June 30,           December 31,_
                                     2001                 2000
Deferred tax assets:
Net operating loss carryforwards   $    421,914   $     11,377,530
Other                                      -0-                 -0-
Valuation allowance                     (421,914)     (11,377,530)

Net deferred tax assets           $        -0-    $              -0-

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


                             NOTE 5 - GOING CONCERN

     As shown in the accompanying financial statements the Company has incurred a deficit of $11,799,444 since its inception in 1987. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


                           June 30, 2001
         --------------------------------
         --------------------------------
Equipment                       $ 535,240
Office furniture                   18,728
         --------------------------------
                                $ 575,481
Less Accumulated Depreciation    (144,918)
         --------------------------------
         --------------------------------

Net Property and Equipment      $ 409,049
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


NOTE 8 -  STOCK TRANSACTIONS (CONTINUTED)

     On June 30, 2000 the Company had 75,000 shares of common stock exercised valued at $0.42 per share.

     On June 30, 2000 the Company had 60,000 shares of common stock exercised valued at $0.21 per share.

     On June 30, 2000 the Company had 60,000 shares of common stock exercised valued at $0.21 per share.

     On June 30, 2000 the Company issued 3,000,000 shares of common stock to acquire ICE valued at $0.83 per share.

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

     On December 31, 2000 the Company issued 525,000 shares of common stock for cash valued at $0.17 per share.

     On January 1, 2001 the Company recinded the issuance of 3,000,000 shares for the acquisition of ICE at a value of $0.10.



NOTE 8 -  STOCK TRANSACTIONS (CONTINUTED)

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







                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $(11,703,533) since inception through June 30, 2001.

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

Results of Operations

     For the six months ended June 30, 2001, the Company had revenues of $440,699 compared to $0 for the same period of 2000. Total operating costs decreased from $4,545,053 to $648,979 for the six months ended June 30, 2001 compared to June 30, 2000. Also, administrative costs decreased $1,258,233 for the period ending June 30, 2001 compared to the same period of 2000. This again can be attributed to the ICE recission and the Company expensed the access and ICE acquisition costs in 2000. Depreciation and amortization decreased approximately $26,500 for the 6 months ended June 30, 2001 compared to the same period of 2000, due to equipment of ICE not being on the books as per the recission. The Company had a loss of $137,393 on the disposal of ICE division compared to a gain of $333,406 in 2000 on the sale of an asset. Interest expense also increased $44,864 for the six months of 2001 compared to 2000.

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

Net Operating Loss
The Company has accumulated approximately $11,703,533 of net operating losses caryforwards as of June 30, 2001, which maybe offset against taxable income and income taxes in future years. The use

                                       19
     of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.

Sale of Common Capital Stock

     On June 10, 2001 the Company issued 250,000 shares of common stock at $.01 for a total of $2,500 to Cameron House Publishing, Inc., for consulting services. The above issued shares were issued under Section 4(2) and 4(6) of the 1933 Securities
Act.

     As of June 30, 2001 the Company had 32,722,972 shares of common stock outstanding.

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

                          ITEM 2. CHANGES IN SECURITIES

     On June 10, 2001 the Company issued 250,000 shares of common stock at $.01 for a total of $2,500 to Common House Publishing, Inc., for consulting services. The above issued shares were issued under Section 4(2) and 4(6) of the 1933 Securities Act. As of June 30, 2001 the Company had 32,722,972 shares of common stock outstanding.



                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.



                                       20




                            ITEM 5. OTHER INFORMATION


         None.





                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10K SB filed by reference on April 18, 2001.







                                                                  21

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                      VOIP TELECOM, INC.


Dated March 20, 2002

                                                      By:/S/ Ron Lowe
                                                           Ron Lowe
                                                           President