Form 10QSB/A
period 2001-09-30
VOIP TELECOM INC//
filed 2002-03-21
CIK 1096835

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

                        Commission File number 000-20847

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

        Class                        Outstanding as of  September 30, 2001
Common Stock, $0.0001                          40,722,972
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

                           Consolidated Statements of Operations   nine months
                          Ended September 30, 2001 and September 30, 2000 7

                           Consolidated Statement of Stockholders Equity 8-10

                           Consolidated Statements of Cash Flows  nine months
                            nded September 30, 2001 and September 30, 2000 11

                           Notes to Consolidated Financial Statements    12-18

Item 2.                    Managements Discussion and Analysis and
                          Result of  Operations                           19-20




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                            20

Item 2.                    Changes in Security                          20

Item 3.                    Defaults Upon Senior Securities              20

Item 4.                    Submission of Matter to a Vote of            20
                               Securities Holders

Item 5.                    Other Information                            20

Item 6.                    Exhibits and Reports on Form 8-K             20

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

     The unaudited balance sheet of the Company as of September 30, 2001, and balance sheet of the Company as of December 31, 2000, derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the nine months ended September 30, 2001 and September 30, 2000 the statement of stockholders equity for the period from May 4, 1987 through September 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.







Armando C. Ibarra,
C.P.A.
Members of the California Society of
Certified Public Accountants




To the Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)



We have reviewed the accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of September 30, 2001 and the related statements of operations, changes in stockholders equity, and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VoIP Telecom, Inc.

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



_______________________________
ARMANDO C. IBARRA, CPA - APC

November 13, 2001





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)


                                     ASSETS

                                Nine Months
                                   Ended       Year Ended
                               September 30,   December 31,
                                  2001            2000

CURRENT ASSETS
Cash                        $      16,915  $    50,392
Accounts receivable               402,357      145,852
Receivable-related party                0        1,450
Loan receivable                   153,622      153,622
Prepaid expenses                        0        2,906
                                       ----------------------------------------

Total Current Assets              572,894      354,222

NET PROPERTY & EQUIPMENT          376,840    1,506,720

                                       ----------------------------------------

TOTAL ASSETS                  $  949,735   $1,860,942



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        Nine Months
                                          Ended         Year Ended
                                       September 30,   December 31,
                                           2001           2000

CURRENT LIABILITIES
Accounts payable                       $     993,847 $   1,236,659
Notes payable                                338,411       233,266
Interest payable                               3,266             0
Accrued expenses                              32,357             0
                                            ------------------------------------

Total Current Liabilities                  1,367,882     1,469,925

LONG-TERM LIABILITIES
Loan payable-related party                    73,412       122,785
                                            ------------------------------------

Total Long-Term Liabilities                   73,412       122,785

TOTAL LIABILITIES                          1,441,294     1,592,710

STOCKHOLDERS' EQUITY
Common stock ($0.0001 par
value, 50,000,000 shares
authorized 32,727,975
and 29,679,195 shares issued
and outstanding for
September 30, 2001 and
December 31, 2000, respectively)               3,273         2,968
Additional paid-in capital                 9,424,867     9,142,794
Deficit accumulated
during development stage                     (95,911)      (95,911)
Deficit                                   (9,823,788)   (8,781,619)

                                            ------------------------------------

Total Stockholders' Equity                  (491,559)      268,232

TOTAL LIABILITIES
                                            ------------------------------------
& STOCKHOLDERS' EQUITY                  $    949,735 $   1,860,942



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Operations

                                        Nine Months      Nine Months
                                           Ended           Ended
                                        September 30,   September 30,
                                             2001            2000


REVENUES
Sales                             $       647,471$              0
                                          -------------------------------------

Total Net Revenues                        647,471              0

OPERATING COSTS
Depreciation & amortization                80,297        268,501
Bank charges                                1,171              0
Bad debt expense                                0        711,790
Administrative expenses                 1,882,914      1,693,688
                                          -------------------------------------

Total Operating Costs                   1,964,382      2,673,979

OTHER INCOME & (EXPENSES)

Interest income                               308             62
Loss on investment                       (150,260)             0
Other income                                    0              0
Exchange gain or loss                          16              0
Impairment of goodwill                          0     (7,031,953)
Gain on disposal of asset                       0              0
Other expenses                            (12,256)             0
Interest expense                          (63,066)       (19,202)
                              --------------------------------- ------

Total Other Income & (Expenses)          (225,258)    (7,051,093)
                                ------------------------------- ------

NET INCOME (LOSS)                 $    (1,542,169)$    (9,725,072)
                                ------------------------------------- ------
                                ===================================== ======

BASIC EARNINGS (LOSS) PER SHARE $       (0.04) $          (0.57)
                                =====================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              34,413,190     17,157,834



                                        Three months    Three months
                                        ended            ended
                                        September 30    September 30
                                        2001            2000


REVENUES
Sales                            $       206,772$             0
                       ------------------------------------------

Total Net Revenues                       206,772              0

OPERATING COSTS
Depreciation & amortization               26,782        268,501
Bank charges                                 397              0
Bad debt expense                               0        711,790
Administrative expenses                1,288,224      1,789,599
                              ---------------------------------------------

Total Operating Costs                  1,315,402      2,769,890

OTHER INCOME & (EXPENSES)

Interest income                                0             62
Loss on investment                             0              0
Other income                                   0              0
Exchange gain or loss                          0              0
Impairment of goodwill                         0     (7,031,953)
Gain on disposal of asset                      0              0
Other expenses                           (11,625)             0
Interest expense                               0        (19,202)

Total Other Income & (Expenses)          (11,625)    (7,051,093)
                               ---------------------------------------------

NET INCOME (LOSS)                       (1,120,255)$ (9,820,983)
                              ---------------------------------------------


BASIC EARNINGS (LOSS) PER SHARE     $       (0.03) $      (0.47)
                                =============================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING             35,295,252     20,867,534







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


                                                        Common       Additional
                                              Common    Stock        Paid in
                                              Shares    Amount       Capital

continued

Recission of ICE
at $ 0.10 per share                         (3,000,000)    (300)       (299,700)

Common stock issued on January 25, 2001
for services
at $ 0.10 per share                          1,800,000      180         179,820

Common stock issued
on February 9, 2001

for debt service
at $ 0.10 per share                            628,500       63          62,787

Common stock issued
on February 20, 2001

for services at
$ 0.10 per share                                20,280        2           2,026

Common stock issued
on March 9, 2001
for services valued
at $ 0.10 per share                            250,000       25          24,975

Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                            100,000       10           9,990

Common stock issued
June 30, 2001 for services
valued at $.10 per share                       250,000       25           2,475

Common stock issued
July 17, 2001 at
$.10 per share                                8,000,000      800        799,200

Net loss for the
period ended
Septembewr 30, 2001                             -               -       -

Balance September 30, 2001                 40,722,972     4,073    $12,424,067






continued

Recission of ICE
at $ 0.10 per share                         -               -      (300,000)

Common stock issued on January 25, 2001
for services
at $ 0.10 per share                         -              -        180,000

Common stock issued
on February 9, 2001

for debt service
at $ 0.10 per share                          -              -        62,850

Common stock issued
on February 20, 2001

for services at
$ 0.10 per share                             -             -          2,028

Common stock issued
on March 9, 2001
for services valued
at $ 0.10 per share                         -               -        25,000
Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                         -              -         10,000

Common stock issued
June 30, 2001 for services
valued at $.10 per share                   -                -         2,500

ommon stock issued
July 17, 2001 at
$.10 per share                              -               -        800,000

Net loss for the
period ended
Septembewr 30, 2001                         -          (1,542,169)  (1,542,169)

Balance June 30, 2001                   $  -          $(12,919,699) $(491,559)





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Cash Flows

                                        Nine months    Nine Months
                                        ended          ended
                                        September 30   September 30
                                        2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)
from operations                   $    (1,542,169)$   (9,725,072)$
Depreciation &
Amortization Expense                        80,297        268,501
(Increase) in
accounts receivable                       (255,055)      (150,000)
(Increase) in
loans receivable                                 0     (1,647,426)
Increase in
officers advances                                0           (354)
(Increase) /
decrease in prepaid expenses                 2,906              0

Increase /
(decrease) in accounts payable            (242,812)       580,826
Increase in
interest payable                             3,266              0
Increase in
accrued expenses                            32,357              0
Impairment
of goodwill                                      0      7,031,953
Bad debt                                         0        711,790
Common stock
issued for services                      1,082,378      1,091,806
                              ----------------------------------- ------       -

Net cash provided /
(used) by operating activities            (838,832)    (1,837,976)

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of
fixed assets                                (6,000)      (894,846)
Common stock retired
in ICE recission                          (300,000)             0
Disposal of equipment                    1,055,583              0
                              ----------------------------------- ------       -

Net cash provided /
(used) by investing activities             749,583       (894,846)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease)
in loans payable                            55,772        (20,687)
Proceeds from
loan payable                                     0        342,980
Subscription
receivable                                       0        150,000
Common stock
issued for cash                                  0      2,376,885
                                             -----------------------------------

Net cash provided /
(used) by financing activities              55,772      2,849,178
                                             ---------------------------------


Net increase /
(decrease) in cash                         (33,477)       116,356

Cash at beginning of period                 50,392            156
                                             -----------------------------------

Cash at end of period              $        16,915$        116,512
Supplemental
Cash Flow Disclosures


Cash paid during
year for interest                      $    63,066         19,202

Schedule of
Non-Cash Activities

Common Stock issued
for services                       $       282,469$      1,091,806
Common Stock issued
for acquisition of subsidiaries    $          0         $6,515,000
Common stock retired
in ICE recission                   $         0    $              0







                                        Three months    Three months
                                        ended           ended
                                        September 30    September 30
                                        2001            2000


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)
from operations                   $    (1,120,255)$    (9,820,983)
Depreciation &
Amortization Expense                        26,782        268,501
(Increase) in
accounts receivable                        (19,204)      (150,000)
(Increase) in
loans receivable                                 0     (1,647,426)
Increase in
officers advances                                0           (354)
(Increase) / decrease
in prepaid expenses                          2,906             0
Increase / (decrease)
in accounts payable                        144,615        580,826
Increase in
interest payable                                 0             0
Increase in
accrued expenses                            (1,669)            0
Impairment
of goodwill                                      0     7,031,953
Bad debt                                         0        711,790
Common stock
issued for services                        800,000      1,096,806

Net cash provided /
(used) by operating activities            (166,825)    (1,928,887)

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of
fixed assets                                     0       (894,846)
Common stock
retired in ICE recission                         0              0
Disposal of equipment                        5,427              0

Net cash provided /
(used) by investing activities               5,427       (894,846)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease)
in loans payable                           145,713        (20,687)
Proceeds from
loan payable                                     0        342,980
Subscription receivable                          0              0
Common stock issued for cash                     0      2,617,952


Net cash provided /
(used) by financing activities             145,713      2,940,245


Net increase /
(decrease) in cash                         (15,685)       116,512

Cash at beginning
of period                                   32,600              0

Cash at end of period               $        16,915$        116,512

Supplemental
Cash Flow Disclosures


Cash paid during
year for interest                         $       0        $19,202

Schedule of Non-Cash Activities

Common Stock issued
for services                               $    0       $1,096,806
Common Stock issued fo
r acquisition of subsidiaries              $    0       $6,515,000
Common stock retired
in ICE recission                           $    0     $          0









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

h. Property & Equipment

     Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the nine months-ended 2001 is $ 80,297.


NOTE 3 -   INCOME TAXES

                                          September 30,        December 31,
                                           2001                       2000
Deferred tax assets:
Net operating tax loss carryforwards   $  1,542,169         $    11,377,530
Other                                       -0-                   -0-

Valuation allowance                     (1,542,169)             (11,377,530)

Net deferred tax assets              $       -0-            $     -0-



     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.








                                                        NOTE 4 - GOING CONCERN

     As shown in the accompanying financial statements the Company has incurred a deficit of $12,919,699 since its inception in 1987. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 -  PROPERTY & EQUIPMENT

     Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.
                   September 30, 2001
         --------------------------------
Equipment                       $ 535,636
Office furniture                   34,335
         --------------------------------
                                $ 569,971
Less Accumulated Depreciation    (193,131)
         --------------------------------
         --------------------------------

Net Property and Equipment      $ 376,840
         ================================


          NOTE 6 -  STOCK TRANSACTIONS

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


NOTE 6 -  STOCK TRANSACTIONS (CONTINUTED)

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



NOTE 6 -  STOCK TRANSACTIONS (CONTINUTED)

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

     On July 17, 2001 the Company issued 8,000,000 shares of common stock for services valued at $0.10 per share.

     As of September 30, 2001 the Company had 40,722,972 shares of common stock outstanding.








NOTE 7 -  ISSUANCE OF SHARES FOR SERVICES STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployees directors of the Company. The valuations of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. A total of 10,170,280 shares were issued for services to management and key employees for the nine months ended September 30, 2001.




                                        1








                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $(12,919,699) since inception through September 30, 2001.

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

Liquidity and Capital Resources

     As of September 30, 2001 the Company has $572,894 in current assets compared to $354,222 in current assets as of December 31, 2000. The $572,894 in current assets in compromised of $16,915 in cash, $402,357 in accounts receivable and $153,622 in loans receivable As of September 30, 2001 the Company has current liabilities of $1,367,882 compared to $1,469,925 as of December 31, 2000. However, the Company has a net equity of $(491,559) as of September 30, 2001 compared to $268,232 as of December 31, 2000.

     Management realizes the Companys operations do not generate sufficient revenues to cover operating costs. The Companys auditors have also expressed the Companys going concern and ability of the Company to continue in the reviewed financial statement.

Results of Operations

     For the nine months ended September 30, 2001, the Company had revenues of $647,471 compared to $0 for the same period of 2000. Total operating costs decreased from $2,673,979 to $1,964,382 for the nine months ended September 30, 2001 compared to September 30, 2000. Bad debt expense decreased $711,790 for the nine months ended September 30, 2001 compared to the same period the year before. Depreciation and amortization decreased approximately $188,000 due to the recission of the ICE Communication acquisition. For the nine months ended September 30, 2001 the company has a net loss of $(1,542,169) compared to $9,725,072 for the same period the year before.

     For the three months ended September 30, 2001 the Company had revenues of $1,454,488 compared to $0 for the same period of 2000. Operating expenses decreased $2,254,488. This is predominately due to a $711,790 decrease in bad debt expense as of the three months ended September 30, 2001 compared to the same period of 2000. Also contributing to the drop in the operating costs was a decrease of $501,375 in administrative costs. For the three months ended September 30, 2001 the company has a net operating loss of $1,120,255 compared to a net operating loss if $9,820,983 for the same period of 2000.

Net Operating Loss

     The Company has accumulated approximately $12,919,699 of net operating losses caryforwards as of June 30, 2001, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2021. In the

     19 event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used. Sale of Common Capital Stock

     On July 17, 2001 the Company issued 8,000,000 shares of common stock as $.10 par value for consulting fees linked to a possible acquisition for consideration of $800,000.

     As of September 30, 2001 the Company had 40,722,972 shares of common stock outstanding.

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

     ITEM 2. CHANGES IN SECURITIES

     On July 17, 2001 the Company issued 8,000,000 shares of common stock as $.10 par value for consulting fees linked to a possible acquisition for consideration of $800,000.

     As of September 30, 2001 the Company had 40,722,972 shares of common stock outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.


                       ITEM 6. EXHIBITS AND REPORTS ON 8-K

a.       Form 10Q filed by reference on 7/3/2001
b.       Form 10QSB filed by reference on 8/31/2001
c.       Form 8K filed by reference on 9/20/2001
                                       20





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                   VOIP TELECOM, INC.


Dated: March 20, 2002

                                                  By: /S/ Ron Lowe
                                                         Ron Lowe
                                                         President