Form 10KSB
period 2001-12-31
VOIP TELECOM INC//
filed 2002-03-27
CIK 1096835

3


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-28047

                               VOIP TELECOM, INC.
                 (Name of small business issuer in its charter)

                  Nevada                          000-28697
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

                       4126 Delp Street, Memphis, TN 38118
               (Address of principal executive offices) (Zip Code)

Issuers telephone no.:  (901) 365-7650

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

     Check  whether  the issuer (1) filed all  reports  required  to be filed in
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuers revenues for its most recent fiscal year. $ 890,698

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
                  Class                    Outstanding as of December 31, 2001
         Common Stock, $.0001 Par Value               40,722,972


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
Transitional Small Business Disclosure Format.       Yes [x]        No [  ]


                               VOIP TELECOM, INC.
                                TABLE OF CONTENTS
                                      PART
I                                                                    Page
Item 1.          Description of Business                             3-5
Item 2.          Description of Property                             6
Item 3.          Legal Proceedings                                   6
Item 4.          Submission of Matter to a Vote of Security Holders  6
                                                      PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                         6-7

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                        7-11

Item 7.          Financial Statements                                11

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure            11

                                                     PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act    12-14

Item 10.         Executive Compensation                                  14-15

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                          15

Item 12.        Certain Relationships and Related Transactions           16

Item 13.        Exhibits and Reports on Form 8-K                         16

SIGNATURES               S-1













                                     PART I

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995.The Company would like to caution certain readers regarding certain forward-looking statements in this documents and in all if its communications to shareholders and others, on managements projections, estimates and all other communications. Statements that are based on managements projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Companys actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

Item 1.     Description of Business

Business Development
The Company was incorporated May 4, 1987 under the laws of Nevada as Energy Realty Corporation. On July 31, 1993 the Companys name changed to Balcor International and on December 18, 1998 the name was again changed to Dimension House Inc. On September 28, 1999 the Company entered into an agreement to acquire a start up Costa Rican telecommunication company and underwent another name change to Presidents Telecom, Inc. On March 1, 2000 the Company entered into an agreement to acquire International Communications and Equipment (ICE) for 3,000,000 shares of Presidents Telecom common stock. ICE intends to further develop a high quality Internet Protocol Telecommunications Network in Europe. Also on March 1, 2000 the Company entered into an agreement to purchase Access Network Limited for 4,800,000 shares of common stock. Access Network intends to establish an Internet Protocol (IP) network servicing selected countries and providing throughout Asia. In conjunction with the acquisition of Access Network Ltd. And International Communication and Equipment, Inc. the Company changes its name to VOIP Telecom, Inc., on April 17, 20001 to reflect the type of telecom technology utilized. On May 15, 2000 the Company entered into a rescission agreement and relinquished control of Global E-Com. During 2000 the Company completed the purchase of Clarent VOIP Telecom equipment and proceeded to deploy units in Asia and Europe. Both operating units commenced traffic termination in December 2000 on a limited basis reflecting a partial deployment of telecom equipment. ON January 1, 2001 the Company rescinded its acquisition of ICE whereby the Company returned the assets subject to the liabilities of ICE to its former owners in exchange for the 3,000,000 shares of common stock which VOIP paid for ICE. The 3,000,000 shares of common stock have been returned to the companies treasury. As of December 31, 2001 the Company had authorized 100,000,000 shares at $0.0001 par value of which 40,722,972 were outstanding.

     The Company, through Access Network, Ltd., provides international switched long distance services. These calls typically originate on a local exchange carrier network and are transported to the callers domestic long distance provider, which in turn carries the call to an international VOIP Telecom switch. VOIP networks pick up the call and send it directly to a corresponding switch operated in the country of destination. Once reaching that destination it is then routed to the party being called through that countrys domestic telephone network. VOIP technology consisted of an integrated hardware and software product (a gateway) that converts voice, fax and data into packets that can se sent over Internet Protocol networks. The packets are directed along the fastest route to the destination where they are reassembled ready for receipt by fax, computer or listener. The efficiency of this system is that the cost of the total circuit set is required is far less than a typical PSTN setup. Using the same network infrastructure as any other long distance carrier, VOIP increases network capacity by an 8:1 advantage in terms of communications put through.

Product and Services
     The Access Network, Ltd., offers international switched long distance services in joint venture arrangements whereby the local partner provides the license to terminate/or originate calls and a location where the equipment owned by the subsidiary company is located.

Regulations

     The Company is subject to governmental regulations in Asia and Europe. The governmental regulation compliance is taken care of by the local joint venture partner.

Availability of Materials and Supplies

     The Company has established a relationship with Clarent Corporation of Redwood City, California. Clarent is a manufacturer of VOIP switches and servers that have proven to be very efficient in the industry and currently is recognized to be the industry leader. Equipment suppliers are available through the manufacturer with no supply problems being evident and Clarent provides a wide variety of after sales service and support. The equipment is manufactured in analogue or digital, depending on the location required. All of the products are readily available and the Company does not use any raw materials.

Marketing

     Services are marketed by the local joint venture partner, which eliminates the need for administrative staff in the local area. The joint venture partner also administers the sale and distribution of prepaid calling cards.

Competition

     As VOIP technology is relatively new, there is no significant data in terms of competitors in the markets which the Company operates in.

Employees

     The Company currently has eleven employees. Eight of these employees work in Asia for Access Network, Ltd. The eight employees at the Access Network, Ltd., subsidiary work full time. There are three employees at the administrative office, 2 of which who work full time for the company and one part time.

Management intends to hire additional employees only as needed and as funds are available. In such cases, compensation will be consistent with prevailing wages for the services rendered. It is not anticipated that the Company will have to add employees until the Company expands out of Asia. Currently, there are no plans for this expansion.

The Company does not anticipate in the immediate future to offer any employee a bonus profit sharing or defined compensation plan.

Facilities

The issuer maintains an administrative office in Memphis, Tennessee , at 4126 Delp Street which, is rented on a month to month lease for $500 (US). The office is approximately 1200 square feet. A statutory office, resident agent for services at 2921 N. Tenaya Way, Las Vegas, NV 89128. Access Network, Ltd., operates a corporate office in Singapore at Block 808, French Road, #05-175, Kitchener Complex, Singapore 200808, which, is rented on a month to month basis for $353 (US).  The office space is approximately 800 square feet.

Research and Development

     The Company does not do any research and development. All of the research and development is performed by Clarent Corporation who provides the equipment.

Patents and Trademarks

     The Company does not hold any patents or trademarks in the United States or any other jurisdictions.

Industry Segments

     No information is presented on industry segments.



Item 2.     Description of Property

     The issuer maintains an administrative office in Memphis, Tennessee , at 4126 Delp Street which, is rented on a month to month lease for $500 (US). The office is approximately 1200 square feet. A statutory office, resident agent for services at 2921 N. Tenaya Way, Las Vegas, NV 89128. Access Network, Ltd., operates a corporation office in Singapore at Block 808, French Road, #05-175, Kitchener Complex, Singapore 200808, which, is rented on a month to month basis for $353 (US). The office space is approximately 800 square feet.

Item 3.     Legal Proceedings

     The Company is not a part of any material pending legal proceedings and no such actions by or to the best of its knowledge, against the Company, have been threatened.


Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Companys Securities Holders during the fourth quarter of the Companys fiscal year ending December 31, 2001.

                                                      PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

     The Companys common stock is traded in the over the counter market and quotations are published on the OTC Bulletin Board under the symbol VOTM and in the National Quotation Bureau, Inc. Quotations in the Companys common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof

     The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since the first quarter of 200 as reported by the OTC Bulletin Board. The Companys common stock became eligible for trading on the OTC Bulletin Board during the fourth quarter of 1998. Prices reported represents prices between dealers do not include retail markups, markdowns and commissions and do not necessarily represent actual transactions.

    2000               High          Low
First Quarter    $      6.00$       3.500
Second Quarter   $      5.00$       2.00
Third Quarter    $      3.00$        .75
Fourth Quarter   $      2.00$        .60

   2001
First Quarter    $       .60$        .09
Second Quarter   $       .50$        .04
Third Quarter    $       .11$        .01
Fourth Quarter   $       .06$        .01

     As of December 31, 2001 the Company had issued and outstanding 40,722,972 shares of common stock and there were approximately 103 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

     On January 25, 2001 the Company issued 1,800,000 shares of common stock at $.10 per share to RB Capital and Equities in trust for the settlement of debt to an Investor Relations firm.

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

     All of the above shares were issued under section 4(2) of the 1933 Securities Act.

     As of December 31, 2001 the Company has 40,722,972 shares of common stock issued and outstanding. Dividend Policy

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




Plan of Operation

     The following discussion pertains to the Companys result of operations as of the years ended December 31, 2001 and 2000. The Company consolidates the operations of VOIP Telecom, Inc., and Access Network, Ltd. It should be noted that the Company became fully operational in December of 2000.

Results of Operations

     For the year ended December 31, 2001 the Company revenues of $890,698 compared to revenues of $240,456 for the same period that year before. It should be noted that the Company became fully operational in the 4th quarter of 2000. Cost of revenues increased $87,576. This is largely attributed to the increased traffic and long distance service minutes the Company has to purchase to provide their service.

Expenses

     The Company has total expenses of $2,493,647 for the year ended December 31, 2001 compared to expenses of $8,819,155 for the same period the year before. A major reason for this decrease is that there is no write off for the impairment of goodwill for the year ended December 31, 2001. Administrative expenses decreased $994,759 this can mostly be attributed to the ICE rescission. Also, bad debt expense decreased from $875,562 for the year ended December 31, 2000 to $0 for the year ended December 31, 2001. Depreciation expense also decreased approximately $600,000, this can also be attributed to the ICE rescission. The Company has a loss of $150,260 in the sale of assets and from the rescission of the ICE acquisition.

Liquidity and Capital Resources

The Companys management acknowledged that there is a severe impairment of liquidity in regards to the Companys financial statements. The Company has $507,937 in current assets compared to $1,729,443 in current liabilities. This presents a poor 1:3.4 current ratio. This is compared to current assets of $354,222 in current assets compared to $1,469,925 in current liabilities and a 1:4.2 current ratio for the year ended December 31, 2000.

It should be noted that in the Companys audited financial statements for December 31, 2001 the Companys auditor raises the question about the Company being able to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys services. See audited financial statements opinion letter and note 2f.

Net Operating Losses

     The Company has accumulated $(13,270,974) of net operating losses as of December 31, 2001, which may used to reduce taxes in future years through 2021. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

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










Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company are as follows:

                  Name                      Age           Position

                  Ron Lowe                  58            President/Director

                  B. Grant Hunter           38            CEO/Chairman of
                                                          the Board

                  Mary Eubanks              65            Secretary/Treasurer/
                                                          Director

                  Michael Tan               36            Director

                  Stephen Tan               65            Director

                  W. Burley Shedd           46            Director

                  Ed Gatlin                 61            Director

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

     None of the directors and/or officers, nor any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject to any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

     The directors will initially devote time to the Company affairs on an as needed basis.

     There are three working officers, two are on a full time basis and is one in a part time basis.

     At present the Company does have employment agreements in place with certain directors, executive officers and employees. The Company may enter into an agreement with certain qualified executive officers if deemed appropriate by the Board of Directors to be in the best interest of the Company.

     The business experience of each of the persons listed below during the past five years is as follows:

         Ron Lowe (Thim Fook Low), President
     Mr. Low is President of Access Network Limited in Singapore and responsible for all Telecommunications business in South East Asia. Mr. Low on completion of post secondary education and one year in Government service, joined the Singapore Military in 1967 and after 25 years in the communications corporation, retired to enter the private sector as a communications consultant. Since that time he has been active in all areas of telecommunications throughout South East Asia and in particular China.

         B. Grant Hunter, CEO/Chairman of the Board
     B. Grant Hunter. Mr. Hunter is an entrepreneur who has spent his entire career building a large, family owned, privately held company, Lynn Whitsett Corporation specializing in the high temperature process vessels. Under Mr. Hunters guidance, the company operates in an international scale

         Mary Eubanks, Secretary/Treasurer/Director
     Mary A. Eubanks. Ms. Eubanks graduated from Christian Brothers College in 1981. Her degree is in public accounting. She has been a Tennessee Licensed CPA since 1983. After the CPA practice was sold, she became employed by Lynn Whitsett Corp., in December of 1999 as the controller.

         Michael Tan,  Director
     Mr. Tan is a Singaporean who attended school in Vancouver after serving in the Singapore Armed forces for 2 years, completed his B.S. at the University of British Columbia. Since 1999 Mr. Tan has been actively involved in the telecom business in Asia and has served on the boards of 2 previous public companies. Mr. Tan is currently the president of 5 G wireless Communications, Inc., a publicly traded company.

         Stephen Tan, Director
     Mr. Tan is currently serving as the Director of VOIP Telecom, Inc. Since 1997 he has served as an Investment Consultant to Asia Pacific Telecoms, Canada. He has also served a director to Taawwaseen Golf and Country Club, SC.

         W. Burley Shedd, Director
     W. Burley Shedd. Mr. Shedd is general manager of Mobile, Alabama division of Lynn Whitsett, a refractory construction firm. Mr. Shedd graduated from Clemson University in 1978 with a BS degree in Ceramic Engineering. He is also the owner of several investment companies.

         Ed Gatlin, Director
     Ed H. Gatlin. Mr. Gatlin was the founder and CEO of Ig-Lo Products CorpHe is currently a partner and Chairman of Empire Express, Inc. Mr. Gatlin also serves on various boards in the Memphis community. He is a 1962 graduate of the University of Mississippi and possesses a BBA degree.


Section 16(a) Beneficial Ownership Reporting Compliance

     Each of the Companys officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not been filed in a timely basis and have recently been filed.

Item 10.  Executive Compensation

         Ron Lowe, President
     Mr. Lowes compensation package consists of a consulting contract which he is paid $10,000 monthly by Access Network, Ltd.

     B. Grant Hunter, CEO/Chairman of the Board Mr. Hunters compensation consists of a consulting contract which he is paid $26,920 per month by VOIP.

         Mary Eubanks, Secretary/Treasurer/Director
     Ms. Eubanks compensation package consists of a consulting contract which she is paid $1,000 per month by VOIP.

     W. Burley Shedd, Director Mr. Shedd does not have a compensation package, currently.

         Ed Gatlin, Director
     Mr. Gatlins compensation package consists of a consulting contract which he is paid $500 per month by VOIP.

         Michael Tan, Director
         Mr. Tan does not have a compensation package, currently

         Stephen Tan, Director
         Mr. Tan does not have any compensation package, currently.


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best knowledge of the Company as of December 31, 2001 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and                     Position      Title of  Amount of     Percentage(1)
 Address                                      Class     Shares

Ron Lowe                       President      Common   1,000,000           2.5%
Seranacoon North
Ave 1
#03-503
Kitchener Complex, Singapore
200808

B. Grant Hunter                CEO/           Common      87,539            .2%
6234 Heather Drive             Chairman
Memphis, TN 38119              of the Board

Mary Eubanks                   Secretary/     Common      50,700            .1%
1046 Mirror Lake Lane          Treasurer/
Cordova, TN 38117              Director

W. Burley Shedd                Director       Common      11,000            .02%
#1 Bienville Ave
Mobile, AL 36606

Ed Gatlin                      Director       Common           -           -
4555 Walnut Grovr
Memphis, TN 38117

Michael Tan                    Director       Common           -           -
4 Keng Chin Road
Singapore 258707

Stephen Tan                    Director       Common           -           -
#02-01
Century Ville
Singapore 258707

Management and Directors as a group           Common     1,149,239         2.82%

Based on 40,722,972 shares outstanding as of December 31, 2001

Other  5% Holders

Keppell Communications                                    8,000,000        20%
Tampines St 92
Singapore

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

     Lynn Whitsett Corporation is 100% owned by Jerry Hunter, the father of the Companys President, Grant Hunter.


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

        None
                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          VOIP TELECOM, Inc.
                                                          By:/S/ Ron Lowe
                                                          Ron Lowe
                                                          President


Dated:  March 26, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                         Date

/S/ Ron Lowe                        President, Director          March 27, 2002
Ron Lowe


/S/ B. Grant Hunter                 CEO                          March 27, 2002
B. Grant Hunter

/S/ Mary Eubanks                    Secretary                    March 27, 2002
Mary Eubanks















                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc)
                   Notes to Consolidated Financial Statements
                         For the Year December 31, 2001

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)



Armando C Ibarra,
C.P.A.
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants




To the Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)



     We have audited the accompanying balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



_______________________________
ARMANDO C. IBARRA, CPA - APC

November 13, 2001









                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets
                        As of December 31, 2001 and 2000


                                     ASSETS

                                                       2001            2000
                                            ------------------------------------

CURRENT ASSETS
Cash                                               $    8,743         $   50,392
Accounts receivable                                   269,591            145,852
Receivable - related party                             28,781              1,450
Loan receivable                                       200,822            153,622
Prepaid expenses                                            0              2,906
                                    --------------------------------------------

Total Current Assets                                  507,938            354,222

NET PROPERTY & EQUIPMENT                              323,317          1,506,720

OTHER ASSETS
Deposits                                               55,354                  0
                                    --------------------------------------------

TOTAL ASSETS                                       $  886,609         $1,860,942
                                    ============================================



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets
                        As of December 31, 2001 and 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     2001               2000
                                               ---------------------------------

CURRENT LIABILITIES
Accounts payable                               $    897,088        $  1,236,659
Accrued expenses                                    207,130                   0
Loans payable                                       625,224             233,266
                                        ------------------- -------------------

Total Current Liabilities                         1,729,443           1,469,925


LONG TERM LIABILITIES
Loan payable - related party                              0             122,785
                                        ------------------- -------------------

Total Long Term Liabilities                               0             122,785


TOTAL LIABILITIES                                 1,729,443           1,592,710

STOCKHOLDERS' EQUITY

Common stock ($0.0001 par
value, 100,000,000 shares
authorized; 40,722,972
and 32,674,192 shares issued
and outstanding for 2001
and 2000, respectively)                               4,073               3,268
Additional paid-in capital                       12,424,067          11,642,494
Deficit accumulated during
development stage                                   (95,911)            (95,911)
Deficit                                         (13,175,063)        (11,281,619)
                                        ------------------- -------------------

Total Stockholders' Equity                         (842,834)            268,232

                                        ------------------- -------------------
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                         $    886,609        $  1,860,942
                                        =================== ===================



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Operations
                  For the Year Ended December 31, 2001 and 2000


                                          2001              2000
                                    --------------------------------

REVENUES
Sales                              $      890,698 $      240,456
Costs of revenues                        (290,495)      (202,919)
                                ----------------------------------------

Total Net Revenues                        600,203         37,537

OPERATING COSTS
Depreciation                              133,820        733,802
Bad debt expense                                0        879,562
Administrative expenses                 2,134,387      3,129,146
                                 ----------------------------------------

Total Operating Costs                   2,268,208      4,742,510

OTHER INCOME & (EXPENSES)

Interest income                             1,667          2,939
Other expenses                            (13,780)       (49,806)
Exchange gain or loss                    (150,260)           (50)
Impairment of goodwill                          0     (4,000,000)
Interest expense                          (63,066)       (29,728)
                                ----------------------------------------

Total Other Income & Expenses            (225,439)    (4,076,645)

NET (LOSS)                        $    (1,893,444) $   (8,781,618)
                                 ----------------------------------------
                                 ========================================

BASIC EARNINGS (LOSS) PER SHARE   $       (0.05)   $      (0.02)
                                 ========================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              39,003,147     20,320,478
                                 ========================================




                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
              From May 4, 1987(Inception) through December 31, 2001

                                                        Common       Additional
                                        Common          Stock         Paid in
                                        Stock           Amount       Capital

Inception,
May 4, 1987                                  -          $     -        $      -


Common stock issued
for cash                            12,000,000            1,200            (200)

Net loss from
inception on May 4,
1987 through
December 31, 1997                            -                -               -


Balance, December
31, 1997                            12,000,000            1,200            (200)

Net loss for the
year ended December
31, 1998                                     -                -               -

Balance, December
31, 1998                            12,000,000            1,200            (200)


Common stock issued
December 31, 1998
for cash at $ 0.15                   1,200,000              120         149,880

Contributed capital                          -                -              67

Common stock issued
June 17, 1998
for cash at $
0.84 per share                         108,002               11          89,989

Stock issued on
June 2, 2000
for services
valued at $ 0.84                         6,000                1           4,999

Net loss for
the year ended
December 31, 1999

Balance, December
31, 1999                            13,314,002            1,332         244,735

Common stock issued
on March 31, 2000
for cash at
$ 0.54 per share                     2,752,276              275       2,752,001

Common stock
issued on March 31, 2000
for cash at $ 0.20                   3,810,000              381         761,619

Stock offering costs                  (607,928)

Common stock issued
on April 20, 2000
for services valued
at $ 3.00 per share                     60,000                6         179,994

Common stock issued
on April 28, 2000
for services valued
at $ 1.00 per share                  1,080,600              108       1,080,492

Common stock issued
on May 17, 2000

for services valued
at $ 0.50 per share                     25,000                3          12,497









                               Stock
                               Subscription   Retained
                               Receivable      Earnings         Total


Inception,
May 4, 1987                          -             -             -

Common stock
issued for cash                      -             -         1,000

Net loss from
inception on May 4,
1987 through
December 31, 1997                    -        (1,000)       (1,000)

Balance, December
31, 1997                             0        (1,000)            0

Net loss for the
year ended December
31, 1998                             -        (1,450)       (1,450)

Balance, December
31, 1998                             -        (2,450)       (1,450)

Common stock issued
December 31, 1998
for cash at $ 0.15            (150,000)            0             0

Contributed capital                  -             -            67

Common stock issued
une 17, 1998
for cash at
$ 0.84 per share                     -             -        90,000

Stock issued on
June 2, 2000
for services
valued at $ 0.84                     -             -         5,000

Net loss for
the year ended
December 31, 1999                    -       (93,461)      (93,461)

Balance, December
31, 1999                      (150,000)      (95,911)          156


Common stock issued
on March 31, 2000
for cash at $ 0.54
per share                            -             -     2,752,276

Common stock issued
on March 31, 2000
for cash at $ 0.20                   -             -       762,000

Stock offering costs                 -             -      (607,928)

Common stock issued
on April 20, 2000
for services valued
at $ 3.00 per share                  -             -       180,000

Common stock issued on
April 28, 2000
for services valued at
$ 1.00 per share                     -             -     1,080,600

Common stock issued on
May 17, 2000
for services valued
at $ 0.50 per share                  -             -        12,500






                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
              From May 4, 1987(Inception) through December 31, 2001



                                                        Common       Additional
                                        Common          Stock        Paid In
                                        Shares          Amount       Capital

continued

Common stock issued
on May 19, 2000

for services valued
at $ 0.17 per share                        172,834             17         28,788

Common stock issued
to acquire 100%
of Central America
Fuel Technologies,
Inc. on March 15, 2000                       6,000              1         14,999


Options exercised
at $ 0.42 per share                         75,000              7         31,243


Options exercised
at $ 0.21 per share                         60,000              6         12,494


Options exercised
at $ 0.21 per share                         60,000              6         12,494

Common stock issued
on June 30, 2000
for acquisition of
ICE at $ 0.83 per share                  3,000,000            300      2,499,700

Common stock issued
on June 30, 2000
Access Network
Limited at $ 0.83
per share                                4,800,000            480      3,999,520

Common stock issued
on August 30, 2000
for debt settlement
at $ 0.20 per share                      2,152,140            215        358,475

Common stock issued
for debt

settlement at
$ 0.83 per share                           109,340             11         90,741

Receipt of subscription
receivable


Options exercised
at $ 0.2084                                 12,000              1          2,499


Options exercised
at $ 0.4167                                 42,600              4         17,746

Options exercised
at $ 0.4167                                  2,400              1            999

Common stock issued
for cash
at $ 0.10 per share                        120,000             12         11,988

Common stock
issued for cash
at $ 0.10 per share                        500,000             50         49,950

Common stock issued
for services
at $ 0.16827 per share                     520,000             52         87,448

Net loss for
the year ended
December 31, 2000


Balance, December 31, 2000              32,674,192          3,268    $11,642,494





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

Common stock issued
on June 30, 2000
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






                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
              From May 4, 1987(Inception) through December 31, 2001


                                                       Common        Additional
                                  Common               Stock         Paid in
                                  Shares               Amount        Capital

continued

Recission of ICE
at $ 0.10 per share               (3,000,000)           (300)       (299,700)

Common stock issued
on January 25, 2001
for services a
t $ 0.10 per share                 1,800,000             180         179,820

Common stock issued
on February 9, 2001
for debt service at
$ 0.10 per share                     628,500              63          62,787

Common stock issued
on February 20, 2001
for services at
$ 0.10 per share                      20,280               2           2,026

Common stock issued
on March 9, 2001
for services valued
at $ 0.10 per share                  250,000              25          24,975

Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                  100,000              10           9,990

Common stock issued on
June 30, 2001
for services valued
at $ 0.10 per share                  250,000              25           2,475

Common stock issued
on July 17, 2001
at $ 0.10 per share                8,000,000             800         799,200

Net loss for the period ended
December 31, 2001                          -               -               -


Balance, December 31, 2001        40,722,972           4,073    $ 12,424,067





                                        Stock
                                        Subscription  Retained
                                        Receivable    Earnings     Total
continued

Recission of ICE
at $ 0.10 per share                       -              -        (300,000)

Common stock issued
on January 25, 2001
for services a
t $ 0.10 per share                        -              -         180,000

Common stock issued
on February 9, 2001
for debt service at
$ 0.10 per share                          -              -          62,850

Common stock issued
on February 20, 2001
for services at
$ 0.10 per share                          -              -           2,028

Common stock issued
on March 9, 2001
for services valued
at $ 0.10 per share                       -              -          25,000

Common stock issued
March 10, 2001
for services valued
at $ 0.10 per share                       -              -          10,000

Common stock issued on
June 30, 2001
for services valued
at $ 0.10 per share                       -              -           2,500

Common stock issued
on July 17, 2001
at $ 0.10 per share                       -              -         800,000

Net loss for the period ended
December 31, 2001                         -     (1,893,444)     (1,893,444)

Balance, December
31, 2001                        $         -   $(13,270,974)   $   (842,834)





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2001 and 2000


                                                      2001          2000
                                            ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Income (loss) from operations                    $    (1,893,444) $ (8,781,618)
Depreciation expense                                     133,820       733,802
(Increase) in accounts receivable                       (123,739)     (147,302)
Increase in accounts payable                            (339,571)    1,236,659
(Increase) in loans receivable                           (74,531)     (153,622)
(Increase) in prepaid expenses                             2,906        (2,906)
Bad debt                                                       0       879,562
(Increase) in deposits                                   (55,354)            0
Increase in accrued expenses                             207,130             0
Impairment of goodwill                                         0     4,000,000
Common stock issued for services                       1,082,378     1,389,405

Net Cash (used) by Operating Activities               (1,060,405)     (846,021)

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of fixed assets                              (6,000)   (2,240,522)
Common stock retired in ICE recission                   (300,000)            0
Net gain on recission of ICE                           1,055,583             0

Net Cash provided / (Used) by Investing Activities       749,583    (2,240,522)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in loans payable                                269,173       356,051
Common stock issued for subscription receivable                0       150,000
Common stock issued for cash                                   0           718
Paid in capital                                                0     2,986,061

Net Cash Provided by Financing Activities                269,173     3,136,779

Net Increase / (Decrease) in Cash                        (41,649)       50,236

Cash at Beginning of Year                                 50,392           156

Cash at End of Year                              $       8,743 $        50,392

Supplemental Cash Flow Disclosures

Cash paid during year for interest               $      63,066 $        29,728

Schedule of Non-Cash Activities

Common stock issued for services                $    1,082,378 $    1,389,405
Common stock issued for acquisition
 of subsidiaries                                 $           0 $     7,899,999
Common stock retired in ICE recission           $    (300,000) $            0






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


NOTE 3 -   INCOME TAXES

                                      December 30,        December 31,
                                        2001                2000
Deferred tax assets:
Net operating tax loss carryforwards   $ 13,270,974    $ 11,377,530
Other                                        -0-           -0-

Valuation allowance                     (13,270,974)    (11,377,530)

Net deferred tax assets             $       -0-    $      -0-



Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.








NOTE 4 -  GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $13,270,974 since its inception in 1987. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

                 December 31, 2001

         --------------------------------
Equipment                       $ 535,636
Office furniture                   34,335
         --------------------------------
                                $ 569,971
Less Accumulated Depreciation    (246,131)
         --------------------------------
         --------------------------------

Net Property and Equipment      $ 323,317
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

As of December 31, 2001 the Company had 40,722,972 shares of common stock outstanding.








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

A total of 10,170,280 shares were issued for services to management and key employees for the year ended December 31, 2001.