Form 10QSB
period 2002-03-30
VOIP TELECOM INC//
filed 2002-05-17
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2002
                                       or

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

                        4162 Delp St., Memphis, TN 83118
                     (Address of principal executive office)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                 Outstanding as of March 31, 2002
         Common Stock, $0.0001                     4,776,149










                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements              3-4

                           Consolidated Balance Sheets  March 31, 2002
                              And December 31, 2001                       5-6

                           Consolidated Statements of Operations  three months
                              Ended March 31, 2002 and March 31, 2001     7-9

                           Consolidated Statement of Stockholders Equity  10-13

                           Consolidated Statements of Cash Flows  three months
                                Ended March 31, 2002 and 2001            14

                           Notes to Consolidated Financial Statements    15-29

Item 2.                    Managements Discussion and Analysis and
                              Result of Operations                       20-21




                                            PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              21

Item 2.                    Changes in Security                             21

Item 3.                    Defaults Upon Senior Securities                21

Item 4.                    Submission of Matter to a Vote of              22
                               Securities Holders

Item 5.                    Other Information                              22

Item 6.                    Exhibits and Reports on Form 8-K                22

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

     The unaudited balance sheet of the Company as of March 31, 2002, and the balance sheet derived from the Companys audited financial statement as of December 31, 2001, the unaudited statement of operations and cash flows for the three months ended March 31, 2002 and 2001 the statements of stockholders equity for the period from May 4, 1987 through March 31, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc)
                   Notes to Consolidated Financial Statements
                              As of March 31, 2002
                                       17

                  296 H Street 2nd floor, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)



Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants



The Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)



We have reviewed the accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of March 31, 2002 and December 31, 2001 and the related statements of operations, changes in stockholders equity, and cash flows for the three months ended March 31, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VoIP Telecom, Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

 _________________________
ARMANDO C. IBARRA, CP

Chula Vista, California
May 15, 2002










                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2002 and December 31, 2001


                                                         ASSETS

                                               2002         2001

CURRENT ASSETS
   Cash ..............................             $          --
   Note receivable ...................          --         269,591
   Receivable - related party ........          --          28,781
   Loan receivable ...................          --         200,822
                                                          --------

     Total Current Assets ............          --         507,938

NET PROPERTY & EQUIPMENT .............         9,917       323,317

OTHER ASSETS
   Deposits ..........................          --          55,354
   Note receivable ...................       399,057          --
                                                          --------

     Total Other Assets ..............       399,057        55,354
                                                          --------

                  TOTAL ASSETS .......      $408,974      $886,609
                                                          ========




                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                           Consolidated Balance Sheets
                   As of March 31, 2002 and December 31, 2001

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     2002              2001

  CURRENT LIABILITIES

     Accounts payable ..........................   $        700    $    897,088
     Accrued accounts payable ..................         46,548         207,130
     Loans payable .............................         23,870         625,224
                                                   ------------    ------------

       Total Current Liabilities ...............         71,118       1,729,443

                                                   ------------    ------------


  TOTAL LIABILITIES ............................         71,118       1,729,443

  STOCKHOLDERS' EQUITY

     Common stock ($0.0001 par value
, 100,000,000 shares
        authorized; 4,776,149 and
40,722,972 shares issued

        and outstanding for 2001
and 2000, respectively) ........................            477           4,073
     Additional paid-in capital ................     12,969,684      12,424,067
     Deficit accumulated during
 development stage .............................        (95,911)        (95,911)
     Deficit ...................................    (12,536,394)    (13,175,063)
                                                   ------------    ------------

       Total Stockholders' Equity ..............        337,856        (842,834)

  TOTAL LIABILITIES ............................           --              --
                     & STOCKHOLDERS' EQUITY ....   $    408,974    $    886,609
                                                   ============    ============





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2002 and 2001

                                             2002                      2001

REVENUES
Sales                                          $     18,700        $    184,629
Costs of revenues                                   (17,840)                  -
                                    -------------------------------------------

Total Net Revenues                                      860             184,629

OPERATING COSTS
Depreciation                                         27,868              26,753
Bank charges                                            142                 690
Bad debt expense                                        561                   -
Administrative expenses                             562,217             400,315

Total Operating Costs                               590,788             427,758

OTHER INCOME & (EXPENSES)


Interest income                                           -                   7

(Loss) on investment                                      -            (137,393)

Other expenses                                       (1,175)                  -

Exchange gain or loss                                     -                  15

Gain on disposal of assets                        1,229,809                   -

Interest expense                                        (37)            (62,850)
                                    -------------------------------------------

Total Other
Income & Expenses                                 1,228,597            (200,221)
                                    -------------------------------------------

NET INCOME / (LOSS)                            $    638,669        $   (443,350)
                                    ===========================================

BASIC EARNINGS INCOME
/ (LOSS) PER SHARE                             $       0.21               (0.01)
                                    ===========================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING                                       3,098,593          31,362,558
                                    ===========================================




                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through March 31, 2002




                                                            Common   Additional
                                               Common       Stock   Paid in
                                               shares       amount    capital
Inception, May 4, 1987                              -            -            -


Common stock
issued for cash                               600,000           60          940

Net loss from inception on May 4,
1987 through
December 31, 1997                                   -            -            -
-------------------------------------------------------------------------------

Balance, December 31, 1997                    600,000           60          940
===============================================================================

Net loss for the year ended December
31, 1998                                            -            -            -
-------------------------------------------------------------------------------

Balance, December 31, 1998                    600,000           60          940
===============================================================================

Common stock issued December 31, 1998
for cash at $ 0.15                             60,000            6      149,994


Contributed capital                                 -            -           67

Common stock issued June 17, 1998
for cash at
$ 0.84 per share
                                                5,400            1       89,999
Stock issued on June 2, 2000
for services
valued at $ 0.84
                                                  300            1        4,999
Net loss for the year ended
December 31, 1999
-------------------------------------------------------------------------------
Balance, December 31, 1999
                                              665,700           68      245,999
===============================================================================

Common stock issued on March 31, 2000
for cash at
$ 0.54 per share
                                              137,614           13    2,752,263
Common stock issued on March 31, 2000
for cash at $ 0.20
                                              190,500           19      761,981

Stock offering costs                                -            -     (607,928)

Common stock issued on April 20, 2000
for services valued
at $ 3.00 per share
                                                3,000            1      179,999

Common stock issued on April 28, 2000
for services valued
at $ 1.00 per share
                                               54,030            5    1,080,595

Common stock issued on May 17, 2000
for services valued
at $ 0.50 per share
                                                1,250            1       12,499





                                                Stock
                                            Subscription   Retained
                                             Receivale      Earnings     Total

Inception, May 4, 1987                       $     -             -           -


Common stock issued for cash                       -             -         1,000

Net loss from inception on May 4,
1987 through December 31, 1997                     -        (1,000)      (1,000)

--------------------------------------------------------------------------------

Balance, December 31, 1997                         -        (1,000)            -
================================================================================

Net loss for the year ended December
31, 1998                                           -        (1,450)      (1,450)

--------------------------------------------------------------------------------

Balance, December 31, 1998                         -        (2,450)      (1,450)
================================================================================

Common stock issued December 31, 1998
for cash at $ 0.15
                                            (150,000)            -             -


Contributed capital                                -             -            67

Common stock issued June 17, 1998
for cash at $ 0.84 per share
                                                   -             -        90,000

Stock issued on June 2, 2000
for services valued at $ 0.84
                                                   -             -         5,000

Net loss for the year ended

December 31, 1999                                  -       (93,461)     (93,461)

--------------------------------------------------------------------------------
Balance, December 31, 1999
                                            (150,000)      (95,911)          156
================================================================================

Common stock issued on March 31, 2000
for cash at $ 0.54 per share
                                                   -             -     2,752,276

Common stock issued on March 31, 2000
for cash at $ 0.20
                                                   -             -       762,000


Stock offering costs                               -             -     (607,928)

Common stock issued on April 20, 2000
for services valued at $ 3.00 per share
                                                   -             -       180,000

Common stock issued on April 28, 2000
for services valued at $ 1.00 per share
                                                   -             -     1,080,600

Common stock issued on May 17, 2000
for services valued at $ 0.50 per share
                                                   -             -        12,500





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through March 31, 2002

                                                        Common     Additional
                                           Common        Stock       Paid in
                                            Shares       Amount      Capital


continued

Common stock issued on May 19, 2000
for services valued
at $ 0.17 per share
                                              8,642            1       28,804

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000
                                                300            1       14,999

Options exercised at $ 0.42 per share
                                              3,750            1       31,249

Options exercised at
$ 0.21 per share
                                              3,000            1       12,499

Options exercised at
$ 0.21 per share
                                              3,000            1       12,499

Common stock issued on June 30, 2000
for acquisition of ICE
at $ 0.83 per share
                                            150,000           15    2,499,985

Common stock issued on June 30, 2000
Access Network Limited
at $ 0.83 per share
                                            240,000           24    3,999,976

Common stock issued on August 30, 2000
for debt settlement at
$ 0.20 per share
                                            107,607           10      358,680
Common stock issued for debt
settlement at
$ 0.83 per share
                                              5,467            1       90,751

Receipt of subscription
receivable                                        -            -            -

Options exercised
at $ 0.2084
                                                600            1        2,499

Options exercised
at $ 0.4167
                                              2,130            1       17,749

Options exercised
at $ 0.4167
                                                120            1          999

Common stock issued for cash
at $ 0.10
per share
                                              6,000            1       11,999

Common stock issued for cash
at $ 0.10
per share
                                             25,000            2       49,998

Common stock issued for services
at $ 0.16827
per share
                                             26,000            2       87,498

Net loss for the year ended
December 31, 2000                                 -            -
-----------------------------------------------------------------------------
Balance, December
31, 2000
                                          1,633,710          170




















                                            Stock
                                         Subscription    Retained
                                          receivabel      earnings    Total

continued

Common stock issued on May 19, 2000
for services valued at $ 0.17 per share
                                               -              -         28,805

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000
                                                -              -         15,000

Options exercised at $ 0.42 per share
                                               -              -         31,250

Options exercised at $ 0.21 per share
                                              -              -         12,500

Options exercised at $ 0.21 per share
                                                -              -         12,500

Common stock issued on June 30, 2000
for acquisition of ICE at $ 0.83 per share
                                                 -              -      2,500,000

Common stock issued on June 30, 2000
Access Network Limited at $ 0.83 per share
                                                -              -      4,000,000

Common stock issued on August 30, 2000
for debt settlement at $ 0.20 per share         -              -        358,690


Common stock issued for debt
settlement at $ 0.83 per share
                                                -              -         90,752


Receipt of subscription receivable         150,000              -        150,000

Options exercised at $ 0.2084
                                                -              -          2,500

Options exercised at $ 0.4167
                                                 -              -         17,750

Options exercised at $ 0.4167
                                                -              -          1,000

Common stock issued for cash
at $ 0.10 per share
                                                 -              -         12,000

Common stock issued for cash
at $ 0.10 per share
                                                 -              -         50,000

Common stock issued for services
at $ 0.16827 per share
                                                 -              -         87,500

Net loss for the year ended
December 31, 2000                               -    (11,281,619)   (11,281,619)

------------------------------------------------------------------------------
Balance, December 31, 2000
                                               -    (11,377,530)       268,232
===============================================================================



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
            Consolidated Statement of Changes in Stockholders' Equity
               From May 4, 1987(Inception) through March 31, 2002


                                                        Common        Additional
                                              Common    stock         paid in
                                             shares     amount        capital

continued

Recission of ICE at $ 0.10 per share
                                              (150,000)      (22)      (299,978)

Common stock issued on January 25, 2001
for services at $ 0.10 per share
                                                90,000         9        179,991

Common stock issued on February 9, 2001
for debt service at $ 0.10 per share
                                                31,425         2         62,848

Common stock issued on February 20, 2001
for services at $ 0.10 per share
                                                 1,014         1          2,027

Common stock issued on March 9, 2001
for services valued at $ 0.10 per share
                                                12,500         1         24,999

Common stock issued March 10, 2001
for services valued at $ 0.10 per share
                                                 5,000          1          9,999

Common stock issued on June 30, 2001
for services valued at $ 0.10 per share
                                                12,500          1          2,499

Common stock issued on July 17, 2001
at $ 0.10 per share
                                               400,000        40        799,960

Net loss for the period ended
December 31, 2001                               -               -       -
-------------------------------------------------------------------------------
Balance, December 31, 2001
                                             2,036,149       203     12,427,937
===============================================================================

Common stock issued on February 11, 2002
for services at $ 0.01 per share
                                               100,000        10         19,990

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                                20,000         2         47,998

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                             2,200,000       220        263,801

Common stock issued on March 1, 2002
for services at $ 0.50 per share
                                               420,000        42        209,958

Net lncome for the period ended
March 31, 2002
-------------------------------------------------------------------------------

Balance, March 31, 2002                      4,776,149       477     12,969,684
===============================================================================




                                             Stock
                                           Subscription     Retained
                                              receivale     earnings    total




continued

Recission of ICE at $ 0.10 per share
                                                     -         -       (300,000)

Common stock issued on January 25, 2001
for services at $ 0.10 per share
                                                     -         -        180,000

Common stock issued on February 9, 2001
for debt service at $ 0.10 per share
                                                     -         -         62,850

Common stock issued on February 20, 2001
for services at $ 0.10 per share
                                                     -         -          2,028

Common stock issued on March 9, 2001
for services valued at $ 0.10 per share
                                                     -         -         25,000

Common stock issued March 10, 2001
for services valued at $ 0.10 per share
                                                     -        -         10,000

Common stock issued on June 30, 2001
for services valued at $ 0.10 per share
                                                     -         -          2,500

Common stock issued on July 17, 2001
at $ 0.10 per share
                                                     -         -        800,000

Net loss for the period ended
December 31, 2001                                    -   (1,893,444) (1,893,444)

-------------------------------------------------------------------------------
Balance, December 31, 2001
                                                     -  (13,270,974)  (842,834)
================================================================================

Common stock issued on February 11, 2002
for services at $ 0.01 per share
                                                     -         -         20,000

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                                     -         -         48,000

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                                     -          -        264,021

Common stock issued on March 1, 2002
for services at $ 0.50 per share
                                                     -         -        210,000

Net lncome for the period ended
March 31, 2002                                      -      638,669       638,669

-------------------------------------------------------------------------------

Balance, March 31, 2002                         -    (12,632,305)       337,856


                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001

                                          2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES

Income (loss) from
operations                             $   638,669    $  (443,350)
Depreciation expense                        27,868         26,753
(Increase) in account
receivable                                 298,372        (33,282)

Decrease in loans
receivable                                (198,246)             -

Decrease in deposits                        55,354              -
(Decrease) in accounts
payable                                   (896,388)      (543,647)
(Decrease) in accrued
accounts payable                          (160,582)
Common stock issued
for services                               542,021        279,878


Net Cash (used) by
Operating Activities                       307,068       (713,649)

CASH FLOWS FROM INVESTING ACTIVITIES


Net purchase of
fixed assets                                     -         (6,000)

Common stock retired
in ICE recission                                 -       (300,000)
Disposal of equipment                      285,543      1,053,596


Net Cash provided / (Used)
by Investing Activities                    285,543        747,596

CASH FLOWS FROM FINANCING ACTIVITIES

(Decrease) in loans
payable                                   (601,354)       (43,981)
Additional paid in
capital


Net Cash Provided by
Financing Activities                      (601,354)       (43,981)

Net Increase / (Decrease)
in Cash                                     (8,743)       (10,034)

Cash at Beginning
of Period                                    8,743         50,392


Cash at End of Period                      40,385               -
Supplemental Cash Flow Disclosures


Cash paid during period
for interest                     $             37     $            -

Schedule of Non-Cash
Activities

Common stock issued
for services                           $   542,021    $   279,878

Common stock retired
in ICE recission                      $         -    $    (300,000)

Gain on disposal of
assets                                 $ 1,229,809              -







NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

VoIP Telecom, Inc. (the Company) was incorporated, May 4, 1987, under the laws of the state of Nevada, as Energy Realty Corporation. On July 31, 1993 the Companys name changed to Balcor International and on December 18, 1998 the name was again changed to Dimension House, Inc. As of December 31, 1998 the Company had no operations and in accordance with SFAS # 17 was considered a development stage company. As of December 31, 1998 the Company was authorized to issue 100,000,000 shares of $0.0001 par value of which 10,000,000 shares were outstanding. On October 28, 1999 the Company changed its name to Presidents Telecom, Inc. Pursuant to an acquisition agreement and plan of merger dated as of March 15, 2000 between the Company then known as Presidents Telecom, Inc. and Central America Fuel Technology, Inc. (CAFT), a Nevada corporation, all the outstanding common shares of CAFT were exchanged for 5,000 restricted common shares of VoIP. On April 17, 2000, the Company changed its name to VoIP Telecom, Inc. On March 29, 2002 the Company sold Access Network Limited their subsidiary for a net gain of $1,229,809. The Company delivers international long distance services via flexible, server-based networks consisting of re-sale arrangements with other long distance providers, various foreign termination relationships, VoIPs own international servers and leased/owned transmission facilities. Employing digital switching and transmission technologies supported by comprehensive monitoring and technical support personnel, the Company provides services in foreign countries.


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








NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. Basic Loss per Share

     In February 1997, the FASB issued SFAS No. 128,Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective December 6, 1993 (inception). Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share reflects the potential dilution that could occur if a stock option and other commitments to issue common stock were exercised.

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

     Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the three months-ended March 31, 2002 is $ 27,868.


NOTE 3 -   INCOME TAXES

                                 As of March 31,            As of December 31,
                                     2002                         31, 2001

Deferred tax assets:
Net operating loss carryforwards          $ 4,321,306    $      4,544,840
                          -----------------------------------------------
Other                                    -0-                  -0-

Valuation allowance                        (4,321,306)         (4,544,840)
                          -----------------------------------------------

Net deferred tax assets            $              -0-    $       -0-
                          ===============================================

     Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.


NOTE 4  NOTE RECEIVABLE

     This Company sold various assets to Universal Commerce Limited in the amount of $399,057. The receivable is due on or before March 29, 2012. As of March 31, 2002 the note bears no interest rate.



NOTE 5 -  GOING CONCERN

     As shown in the accompanying financial statements the Company has incurred a deficit of $12,632,305 since its inception in 1987. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

                               March 31, 2002
                Equipment                       $ 12,728
       ---------------------------------
Total Equipment                 $ 12,728
Less Accumulated Depreciation     (2,811)
       ---------------------------------
       ---------------------------------

Net Property and Equipment      $  9,917
       =================================


 NOTE 7 -  STOCK TRANSACTIONS

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




NOTE 7 -  STOCK TRANSACTIONS (CONTINUTED)

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



NOTE 7 -  STOCK TRANSACTIONS (CONTINUTED)

     On October 12, 2000 the Company had 2,400 shares of common stock exercised valued at $0.4167 per share. On December 27, 2000 the Company issued 120,000 shares of common stock for cash valued at $0.10 per share. On December 27, 2000 the Company issued 500,000 shares of common stock for cash valued at $0.10 per share. On December 31, 2000 the Company issued 525,000 shares of common stock for cash valued at $0.17 per share. On January 1, 2001 the Company rescinded the issuance of 3,000,000 shares for the acquisition of ICE at a value of $0.10. On January 25, 2001 the Company issued 1,800,000 shares of common stock for services valued at $0.10 per share. On February 9, 2001 the Company issued 628,500 shares of common stock for debt settlement valued at $0.10 per share. On February 20, 2001 the Company issued 20,280 shares of common stock for services valued at $0.10 per share. On March 9, 2001 the Company issued 100,000 shares of common stock for services valued at $0.10 per share. On March 10, 2001 the Company issued 250,000 shares of common stock for services valued at $0.10 per share. As of March 31, 2001 there were 35,472,972 shares of common stock outstanding. On June 30, 2001 the Company issued 250,000 shares of common stock for services valued at $0.01 per share. On July 17, 2001 the Company issued 8,000,000 shares of common stock for services valued at $0.10 per share. On February 11, 2002 the Company issued 2,000,000 shares of common stock for services valued at $0.10 per share. On February 25, 2002 the Company declared a 20:1 split of its outstanding common stock.




NOTE 7 -  STOCK TRANSACTIONS (CONTINUTED)
     On February 25, 2002 the Company issued 20,000 shares of common stock for services valued at $0.12 per share. On February 25, 2002 the Company issued 2,200,000 shares of common stock for services valued at $0.12 per share. On March 31, 2002 the Company issued 420,000 shares of common stock for services valued at $0.50 per share. As of March 31, 2002 the Company had 4,776,149 shares of common stock outstanding.



NOTE 8 -  ISSUANCE OF SHARES FOR SERVICES STOCK OPTIONS

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

     A total of 2,740,000 shares were issued for services to management and key employees for the three months ended March 31, 2002.




                                                         3




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $12,632,305 since inception through March 31, 2002.

     The Companys consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.

Liquidity and Capital Resources

     As of March 31, 2002 the Company has $0 in current assets compared to current liabilities of $71,118. This is compared to current assets of $507,938 and current liabilities of $1,729,443. Management recognizes there is a severe impairment to the Companys financial statement. The current liabilities are comprised of $47,248 in accounts payable and $23,870 in loans payable.

Results of Operations

     For the first quarter ended March 31, 2002 the Company had revenues of $18,700 and operating expenses including costs of revenues of $608,628 compared to revenues of $184,629 and operating expenses of $427,758 as of March 31, 2001. The Company has a gain on the sale of disposable assets of $1,229,809 due to the phasing out of the telecom business. General and Administrative costs increased $161,902 for the three months ended March 31, 2002 due to the Company changing direction to enter the refractory services business. As of March 31, 2002 the Company had a net income of $638,669 compared to a net loss of $443,350 for the same period the year before.

Net Operating Loss

     The Company has accumulated approximately $12,632,305 of net operating losses caryforwards as of March 31, 2002, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.


Sale of Common Capital Stock

         None to report.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve
                                                        30
risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.


                                            PART II  OTHER INFORMATION

                                             ITEM 1. LEGAL PROCEEDINGS

     There are presently no pending legal proceedings to which the Company or any of its subsidiaries are a party, to the best of knowledge of the Company. No actions against the Company are contemplated or threatened.

                                           ITEM 2. CHANGES IN SECURITIES

     On January 11, 2002 the Company issued 100,000 shares of common stock at $.20 per share to Jerry Hunter for services rendered for total consideration of $20,000. The above shares were issued pursuant to Regulation S-8.

     Effective the opening of the business day the Company announced a 1 for 20 reverse split.

     On February 25, 2002 the Company issued 20,000 shares of common stock at $.12 per share to eight individuals for services rendered on the Keppel acquisition that never was consummated for total consideration of $48,000. The above issued shares were issued under section 4 (2) of the 1933 Securities Act and bear a restrictive legend.

     On February 25, 2002 the Company also issued 2,200,000 shares of common stock at $.12 to management and directors for services rendered and debt for total consideration of $264,021. The above issued shares were issued under section 4 (2) of the 1933 Securities Act and bear a restrictive legend.

     On March 1, 2002 the Company issued 420,000 shares of common stock at $.50 per share for services rendered and total consideration of $210,000. The above shares were issued pursuant to Regulation S-8.

     As of March 31, 2002 there were 4,776,149 shares of common stock outstanding.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS


     At a Special Meeting of the Shareholders on March 28, 2002 the security holders were asked to vote on the following:

         The election of Directors for 2002:

                                    For             Against     Abstain

         B. Grant Hunter            2,457,545

         Jerry Hunter               2,457,545

         Ed H. Gatlin               2,457,545
                                    For             Against         Abstain

         W. Burley Shedd           2,457,545

         Mary A. Eubanks           2,457,545

         The appointment of the Independent Auditor for the year 2002.

                                            For            Against       Abstain

         Armando C. Ibarra                  2,457,545
         350 E. St.
         Chula Vista, CA 91910

    The appointment of the Independent Registrar and Transfer Agent for 2002.

                                            For          Against      Abstain

         Signature Stock Transfer           2,457,545
         14675 Midway Rd.
         Addison, TX 75001

         For the ratification to sell the remaining telecom assets.

                                            For            Against     Abstain

                                            2,457,545

         All motions at the Special Meeting of Shareholders were approved.


                                             ITEM 5. OTHER INFORMATION
         None.

                           ITEM 6.  EXHIBITS AND REPORTS ON 8-K

1.       Form 8KA filed by reference on January 31, 2001
2.       Form 10KSBA filed by reference on January 31, 2002
3.       DEF14A filed by reference on March 1, 2002
4.       S8 filed by reference on March 1, 2002
5.       DEFR14A filed by reference on March 1, 2002
6.       10QSBA filed by reference on March 21, 2002
7.       10KSB filed by reference on March 27, 2002









                                                        32






                                                    SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                VOIP TELECOM, INC.


Dated: May 17, 2002

                                                   By:/S/ Grant Hunter
                                                     B. Grant Hunter
                                                       President















                                                        S-1

                                    ........