Form 10QSB
period 2002-06-30
VOIP TELECOM INC//
filed 2002-08-05
CIK 1096835

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2002
                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-28047

                       DIVERSIFIED THERMAL SOLUTIONS, INC.
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

                               VOIP TELECOM, INC.
                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                     Outstanding as of June 30, 2002
         Common Stock, $0.0001                        4,776,149










                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements               3

                           Consolidated Balance Sheets  June 30, 2002
                              And December 31, 2001                        5-6

                           Consolidated Statements of Operations  six months
                              Ended June 30, 2002 and June 30, 2001       7

                           Consolidated Statement of Stockholders Equity  8-10

                           Consolidated Statements of Cash Flows six months
                              Ended June 30, 2002 and June 30, 2001      11

                           Notes to Consolidated Financial Statements    12-19

Item 2.                    Managements Discussion and Analysis and
                              Result of Operations                        20-21




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                           21

Item 2.                    Changes in Security                         21

Item 3.                    Defaults Upon Senior Securities             21

Item 4.                    Submission of Matter to a Vote of           22
                               Securities Holders

Item 5.                    Other Information                           22

Item 6.                    Exhibits and Reports on Form 8-K            22

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

     The unaudited balance sheet of the Company as of June 30, 2002, and the balance sheet derived from the Companys audited financial statement as of December 31, 2001, the unaudited statement of operations and cash flows for the six months ended June 30, 2002 and 2001, the statements of stockholders equity for the period from May 4, 1987 through June 30, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarters ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.





                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc)
                   Notes to Consolidated Financial Statements
                               As of June 30, 2002




                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)



Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants



The Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)



We have reviewed the accompanying consolidated balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of June 30, 2002 and December 31, 2001 and the related statements of operations, changes in stockholders equity, and cash flows for the three and six months ended June 30, 2002 and 2001, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of VoIP Telecom, Inc.

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

Chula Vista, California
July 25, 2002
24

                  296 H Street 2nd floor, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465

                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                                 Balance Sheets
                    As of June 30, 2002 and December 31, 2001



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   2002              2001
                                                 ------------------------

CURRENT LIABILITIES

Accounts payable                               $    162,719    $  1,104,219
Loans payable                                        43,398         625,224
                                   ----------------------------------------

Total Current Liabilities                           206,117       1,729,443

                                   ----------------------------------------


TOTAL LIABILITIES                                   206,117       1,729,443

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock ($0.0001
par value, 100,000,000 shares
authorized; 4,776,149
and 40,722,972 shares issued
and outstanding for
June 30, 2002 and December 31,

2001, respectively.)                                    477           4,073
Paid-in capital                                  12,969,684      12,424,067
Deficit accumulated during development stage        (95,911)        (95,911)
Deficit                                         (12,672,453)    (13,175,063)
                                   ----------------------------------------

Total Stockholders' Equity                          201,797        (842,834)

TOTAL LIABILITIES                  ----------------------------------------
& STOCKHOLDERS' EQUITY (DEFICIT)               $    407,914    $    886,609
                                   ========================================


     Statements of Operations
            For the Six and Three Months Ended June 30, 2002 and 2001


                                    Six Months      Three Months
                                     Ended             Ended
                                     June 30,         March 31,
                                       2002             2001
REVENUES

Sales                             $     18,700    $    440,699

Cost of revenues                       (17,840)              -

Total Revenues                             860         440,699

OPERATING COSTS

Depreciation & amortization             28,928          53,515

Bank charges                               142             774

Bad debt expense                           561               -

Administrative expenses                697,216         594,690

Total Operating Costs
                                       726,847         648,979

OPERATING INCOME (LOSS)               (725,987)       (208,280)
OTHER INCOME & (EXPENSES)


Interest income                              -             308

Loss on investment                           -        (150,260)

Exchange gain or loss                        -              16

Gain on disposal of assets           1,229,809               -

Other expenses                          (1,175)           (632)
Interest expense                           (37)        (63,066)
Total Other Income & (Expenses)
                                     1,228,597        (213,634)

NET INCOME (LOSS)                      502,610        (421,914)

BASIC EARNINGS (LOSS) PER SHARE
                                  $       0.13    $      (0.01)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            3,942,005      31,946,725



                                    Three Months      Three MOnths
                                        ended          ended
                                      june 30           june 30
                                        2002             2001

REVENUES

Sales                                      $ -    $    256,070

Cost of revenues                             -

Total Revenues                               -         256,070

OPERATING COSTS

Depreciation & amortization              1,060          26,762

Bank charges                                 -              84

Bad debt expense                             -               -

Administrative expenses                134,999         194,375

Total Operating Costs
                                       136,059         221,221

OPERATING INCOME (LOSS)               (136,059)         34,849

OTHER INCOME & (EXPENSES)


Interest income                              -             301

Loss on investment                           -         (12,867)

Exchange gain or loss                        -               1

Gain on disposal of assets                   -               -

Other expenses                               -            (632)

Interest expense                             -            (216)

Total Other Income & (Expenses)
                                            -         (13,413)

NET INCOME (LOSS)                  $   (136,059)   $     21,436

BASIC EARNINGS (LOSS) PER SHARE
                                  $      (0.03)   $       0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              4,776,149      32,475,549








                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                  Statement of Changes in Stockholders' Equity
                From May 4, 1987(Inception) through June 30, 2002

                                                           Common    Additional
                                           Common           Stock     Paid-In
                                           Shares           Amount     Capital


Inception, May 4, 1987                             -      $     -     $      -


Common stock issued for cash                 600,000           60          940

Net loss from inception on May 4,
1987 through December 31, 1997                     -            -            -


Balance, December 31, 1997                   600,000           60          940

Net loss for the year ended December
31, 1998                                           -            -

Balance, December 31, 1998                   600,000           60          940

Common stock issued December 31, 1998
for cash at $ 0.15
                                             60,000            6       149,994

Contributed capital                             -               -            67

Common stock issued June 17, 1998
for cash at $ 0.84 per share
                                              5,400            1        89,999
Stock issued on June 2, 2000
for services valued at $ 0.84
                                                300            1         4,999
Net loss for the year ended
December 31, 1999                                -            -            -

Balance, December 31, 1999
                                             665,700           68       245,999

Common stock issued on March 31, 2000
for cash at $ 0.54 per share
                                              137,614           13     2,752,263
Common stock issued on March 31, 2000
for cash at $ 0.20
                                              190,500           19       761,981

Stock offering costs                               -            -     (607,928)

Common stock issued on April 20, 2000
for services valued at $ 3.00 per share
                                                3,000            1       179,999

Common stock issued on April 28, 2000
for services valued at $ 1.00 per share
                                               54,030            5     1,080,595

Common stock issued on May 17, 2000
for services valued at $ 0.50 per share
                                                1,250            1        12,499




                                              Stock
                                              Subscription   Retained
                                              Receivable     Earnings     Total


Inception, May 4, 1987
                                                    -        $     -           -


Common stock issued for cash                        -              -      1,000

Net loss from inception on May 4,
1987 through December 31, 1997                      -         (1,000)    (1,000)


Balance, December 31, 1997                          -         (1,000)         -

Net loss for the year ended December
31, 1998                                            -         (1,450)    (1,450)


Balance, December 31, 1998                          -         (2,450)    (1,450)


Common stock issued December 31, 1998
for cash at $ 0.15
                                             (150,000)             -          -


Contributed capital                                 -              -         67

Common stock issued June 17, 1998
for cash at $ 0.84 per share
                                                    -              -     90,000

Stock issued on June 2, 2000
for services valued at $ 0.84
                                                    -              -      5,000

Net loss for the year ended
December 31, 1999                                   -        (93,461)   93,461)

Balance, December 31, 1999
                                             (150,000)       (95,911)       156

Common stock issued on March 31, 2000
for cash at $ 0.54 per share
                                                    -              -  2,752,276

Common stock issued on March 31, 2000
for cash at $ 0.20
                                                    -              -    762,000


Stock offering costs                                -              -   (607,928)

Common stock issued on April 20, 2000
for services valued at $ 3.00 per share
                                                    -              -    180,000

Common stock issued on April 28, 2000
for services valued at $ 1.00 per share
                                                    -              -  1,080,600

Common stock issued on May 17, 2000
for services valued at $ 0.50 per share
                                                    -              -     12,500


                                                Common      Additional
                                     Common     stock       paid in
                                     Shares     Amount      capital


continued

Common stock issued on May 19, 2000
for services valued at $ 0.17 per share
                                     8,642            1       28,804

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000
                                       300            1       14,999

Options exercised at $ 0.42 per share
                                     3,750            1       31,249

Options exercised at $ 0.21 per share
                                     3,000            1       12,499

Options exercised at $ 0.21 per share
                                     3,000            1       12,499

Common stock issued on June 30, 2000
for acquisition of ICE at $ 0.83 per share
                                   150,000           15    2,499,985

Common stock issued on June 30, 2000
Access Network Limited at $ 0.83 per share
                                   240,000           24    3,999,976

Common stock issued on August 30, 2000
for debt settlement at $ 0.20 per share
                                   107,607           10      358,680

Common stock issued for debt
settlement at $ 0.83 per share
                                     5,467            1       90,751


Receipt of subscription receivable

Options exercised at $ 0.2084
                                       600            1        2,499

Options exercised at $ 0.4167
                                     2,130            1       17,749

Options exercised at $ 0.4167
                                       120            1          999

Common stock issued for cash
at $ 0.10 per share
                                     6,000            1       11,999

Common stock issued for cash
at $ 0.10 per share
                                    25,000            2       49,998

Common stock issued for services
at $ 0.16827 per share
                                    26,000            2       87,498

Net loss for the year ended
December 31, 2000

Balance, December 31, 2000
                                 1,633,710          170   11,645,592







                                        Stock
                                     Subscription        Retained
                                       Receivable        earnings     Total


continued

Common stock issued on May 19, 2000
for services valued at $ 0.17 per share
                                                -              -         28,805

Common stock issued to acquire 100%
of Central America Fuel Technologies,
Inc. on March 15, 2000
                                                -              -         15,000

Options exercised at $ 0.42 per share
                                                -              -         31,250

Options exercised at $ 0.21 per share
                                                -              -         12,500

Options exercised at $ 0.21 per share
                                                -              -         12,500

Common stock issued on June 30, 2000
for acquisition of ICE at $ 0.83 per share
                                                -              -      2,500,000

Common stock issued on June 30, 2000
Access Network Limited at $ 0.83 per share
                                                -              -      4,000,000

Common stock issued on August 30, 2000
for debt settlement at $ 0.20 per share
                                                -              -        358,690

Common stock issued for debt
settlement at $ 0.83 per share
                                                -              -         90,752


Receipt of subscription receivable        150,000              -        150,000

Options exercised at $ 0.2084
                                                -              -          2,500

Options exercised at $ 0.4167
                                                -              -         17,750

Options exercised at $ 0.4167
                                                -              -          1,000

Common stock issued for cash
at $ 0.10 per share
                                                -              -         12,000

Common stock issued for cash
at $ 0.10 per share
                                                -              -         50,000

Common stock issued for services
at $ 0.16827 per share
                                                -              -         87,500

Net loss for the year ended
December 31, 2000                               -    (11,281,619)   (11,281,619)

Balance, December 31, 2000
                                                -    (11,377,530)       268,232







                                                            Common    Additional
                                              Common        Stock     Paid in
                                              stocj         amount    capital

continued

Recission of ICE at $ 0.10 per share
                                              (150,000)     (22)      (299,978)

Common stock issued on January 25, 2001
for services at $ 0.10 per share
                                                90,000        9        179,991

Common stock issued on February 9, 2001
for debt service at $ 0.10 per share
                                                31,425        2         62,848

Common stock issued on February 20, 2001
for services at $ 0.10 per share
                                                 1,014        1          2,027

Common stock issued on March 9, 2001
for services valued at $ 0.10 per share
                                                12,500        1         24,999

Common stock issued March 10, 2001
for services valued at $ 0.10 per share
                                                 5,000        1          9,999

Common stock issued on June 30, 2001
for services valued at $ 0.10 per share
                                                12,500        1          2,499

Common stock issued on July 17, 2001
at $ 0.10 per share
                                               400,000       40        799,960

Net loss for the year ended
December 31, 2001                                  -          -            -


--------------------------------------------------------------------------------
Balance, December 31, 2001
                                             2,036,149       203     12,427,937
================================================================================

Common stock issued on February 11, 2002
for services at $ 0.01 per share
                                               100,000       10         19,990

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                                20,000        2         47,998

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                             2,200,000      220        263,801

Common stock issued on March 1, 2002
for services at $ 0.50 per share
                                               420,000       42        209,958

Net income for the period ended

June 30, 2002                                        -        -              -


Balance, June 30, 2002                       2,036,149      203     12,427,937





                                               Stock
                                          Subscription    Retained
                                           Receivable      earnings    Total
continued

Recission of ICE at $ 0.10 per share                 -         -       (300,000)

Common stock issued on January 25, 2001
for services at $ 0.10 per share
                                                     -         -        180,000

Common stock issued on February 9, 2001
for debt service at $ 0.10 per share
                                                     -         -         62,850

Common stock issued on February 20, 2001
for services at $ 0.10 per share
                                                     -         -          2,028

Common stock issued on March 9, 2001
for services valued at $ 0.10 per share
                                                     -         -         25,000

Common stock issued March 10, 2001
for services valued at $ 0.10 per share
                                                     -         -         10,000

Common stock issued on June 30, 2001
for services valued at $ 0.10 per share
                                                     -         -          2,500

Common stock issued on July 17, 2001
at $ 0.10 per share
                                                     -         -        800,000

Net loss for the year ended

December 31, 2001                                    -  (1,893,444)  (1,893,444)

Balance, December 31, 2001
                                                     -  (13,270,974)   (842,834)

Common stock issued on February 11, 2002
for services at $ 0.01 per share
                                                     -         -         20,000

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                                     -         -         48,000

Common stock issued on February 25, 2002
for services at $ 0.12 per share
                                                     -         -        264,021

Common stock issued on March 1, 2002
for services at $ 0.50 per share
                                                     -         -        210,000

Net income for the period ended

June 30, 2002                                        -   502,610        502,610



Balance, June 30, 2002                               -    (12,768,364)  201,797



                               VoIP TELECOM, INC.
                       (Formerly Presidents Telecom, Inc.)
                            Statements of Cash Flows
            For the Six and Three Months Ended June 30, 2002 and 2001

                                       Six Months      Three Months
                                        Ended             Ended
                                        June 30,         March 31,
                                        2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                      $   502,610    $  (421,914)

Depreciation &
amortization expense                        28,928         53,515

(Increase) decrease in
accounts receivable                        298,372       (235,851)

(Increase) decrease in
loans receivable                          (198,246)             -

(Increase) decrease in
officers advances                                -              -

(Increase) decrease in
accrued expenses                                 -         34,026

(Increase) decrease in
deposits                                    55,354              -

Increase (decrease) in
accounts payable                          (894,288)      (387,427)

Increase (decrease) in
accrued accounts payable                   (47,211)             -

Increase (decrease) in
interest payable                                 -          3,266

Common stock issued
for services                               542,021        282,378

                                           287,540       (672,007)

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of
fixed assets                                     -         (6,000)

Common stock retired
in ICE recission                                 -       (300,000)

Disposal of equipment                      285,543      1,050,156

Net cash provided (used)
by investing activities
                                           285,543        744,156

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
loans payable                             (581,826)       (89,941)


Net cash provided (used)
by financing activities
                                          (581,826)       (89,941)


Net increase (decrease)
in cash
                                            (8,743)       (17,792)

Cash at beginning of
period
                                             8,743         50,392

Cash at end of period

                               $                 -    $    32,600
Supplemental Cash Flow Disclosures


Cash paid during year for interest     $        37    $    63,066
Schedule of
Non-Cash Activities


Common stock issued
for services                           $   542,021    $   282,469
Common stock issued
for acquisition of subsidiaries                  $              -
                                               $ -              $
Common stock retired in
ICE recission                                    $              -
                                                 -    $  (300,000)
Gain on disposal of
assets                                                          $
                                         1,229,809            $ -





                                    Three months      Three months
                                        ended           ended
                                     June 30           June 30
                                      2002              2001




CASH FLOWS FROM OPERATING ACTIVITIES
                                       $(136,059)   $  21,436

Depreciation &
amortization expense                       1,060       26,762

(Increase) decrease in
accounts receivable                            -     (202,567)

(Increase) decrease in
loans receivable                               -            -

(Increase) decrease in
officers advances                              -            -

(Increase) decrease in
accrued expenses                               -       34,026

(Increase) decrease in
deposits                                       -            -

Increase (decrease) in
accounts payable                           2,100      156,220

Increase (decrease) in
accrued accounts payable                 113,371            -

Increase (decrease)
in interest payable                            -        3,266

Common stock issued
for services                                   -        2,500

Net cash provided (used)
by operating activities
                                         (19,528)      41,643

CASH FLOWS FROM INVESTING ACTIVITIES

Net purchase of fixed assets                   -            -


Common stock retired in
ICE recission                                  -            -

Disposal of equipment                          -       (3,440)

Net cash provided (used)
by investing activities
                                               -       (3,440)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in
loans payable                             19,528      (45,960)

Net cash provided (used) by
financing activities
                                          19,528      (45,960)

Net increase (decrease)
in cash
                                               -       (7,758)

Cash at beginning
of period
                                               -       40,358

Cash at end of
period
                                  $            -    $  32,600

Supplemental Cash
Flow Disclosures


Cash paid during year
for interest                       $           -    $     216

Schedule of Non-Cash
Activities


Common stock issued for
services                                       -    $   2,591

Common stock issued for
acquisition of subsidiaries
                                             $ -            -

Gain on disposal of assets                   $ -          $ -


















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

e. Basis of Presentation and Considerations Related to Continued Existence (going concern)

The Companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Companys management intends to raise additional operating funds through operations and/or debt offerings.

f.  Income Taxes

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




NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g. Property & Equipment

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the six months ended June 30, 2002 is $28,928.

NOTE 3 -   INCOME TAXES

                                     As of June 30,     As of December 31,
                                        2002                  2001

Deferred tax assets:
Net operating loss carryforwards  $  4,368,927             $      4,544,840
 Other                                    -0-                            -0-

Valuation allowance               (4,368,927)                      (4,544,840)

 Net deferred tax assets         $       -0-            $   -0-

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


NOTE 5. RELATED PARTY TRANSACTION

At June 30, 2002 the corporation was indebted to a majority shareholder in the amount of $43,398. As of June 30, 2002 no interest has been accrued.






NOTE 6 -  GOING CONCERN

As shown in the accompanying financial statements the Company has incurred a deficit of $12,768,364 since its inception in 1987. The ability of the Company to continue as a going concern is dependent on the significant generation of revenue from the Companys international long distance services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 7 -  PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 - 7 years on furniture and equipment.

                   March 31, 2002

       ---------------------------------
Equipment                       $ 12,728
       ---------------------------------
Total Equipment                 $ 12,728
Less Accumulated Depreciation     (3,871)
       ---------------------------------
       ---------------------------------

Net Property and Equipment      $  8,857
       =================================


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



NOTE 8 -  STOCK TRANSACTIONS (CONTINUED)

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



NOTE 8 -  STOCK TRANSACTIONS (CONTINUED)

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



NOTE 8 -  STOCK TRANSACTIONS (CONTINUED)

On February 25, 2002 the Company issued 20,000 shares of common stock for services valued at $0.12 per share.

On February 25, 2002 the Company issued 2,200,000 shares of common stock for services valued at $0.12 per share.

On March 1, 2002 the Company issued 420,000 shares of common stock for services valued at $0.50 per share. As of June 30, 2002 the Company had 4,776,149 shares of common stock outstanding.


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

A total of 2,740,000 shares were issued for services to management and key employees for the six months ended June 2002.


NOTE 10  SUBSEQUENT EVENT

In compliance with a board meeting held in May 2002, the Company on July 1, 2002 issued 15 million shares of common stock to aquire Global Holding , Inc.































                                                                   3




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $12,768,364 since inception through June 30, 2002.

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

Liquidity and Capital Resources

     As of June 30, 2002 the Company has $0 in current assets compared to current liabilities of $206,117. This is compared to current assets of $507,938 and current liabilities of $1,729,443 as of December 31, 2001. Management recognizes there is a severe impairment to the Companys financial statements. The current liabilities are comprised of $206,117 in accounts and notes payable. Of this amount $43,398 is due to B. Grant Hunter, the Companys President for cash he advanced for Company expenses.

Results of Operations

     For the three months ended June 30, 2002 the Company had revenues of $0 and operating expenses including costs of revenues of $136,059 compared to revenues of $256,070 and operating expenses including costs of revenues of $221,221 as of June 30, 2001. General and Administrative costs decreased $59,376 for the three months ended June 30, 2002 due to the Company changing direction to enter the refractory services business. Depreciation and Amortization also decreased by $25,702 due to the fact all of the telecom equipment no longer being present on the Companys financial statements. For the three months ended June 30, 2002 the Company had a net loss of $136,059 compared to a net gain of $21,436 for the same period the year before.

     For the six months ended June 30, 2002 the Company had revenues of $18,700 and operating expenses including costs of revenues of $744,687 compared to revenues of $440,699 and operating expenses including costs of revenues of $648,979 as of June 30, 2001. General and Administrative expenses increased by $102,526 for the six months ended June 30, 2002. This can be attributed to the company ridding itself of the telecom assets in the first quarter of 2002. Depreciation and Amortization decreased by $24,587 mostly due to the same reason. Interest expense decreased by approximately $63,000 due to the Company not having to finance any telecom equipment. The Company did have a gain of $1,229,809 on the disposition of the Access Communications subsidiary. For the six months ended June 30, 2002 the Company had net income of $502,610 compared to a net loss of $421,914 for the same period the year before.


Net Operating Loss

     The Company has accumulated approximately $12,768,364 of net operating losses caryforwards as of June 30, 2002, which maybe offset against taxable income and income taxes in future years. The use of these to losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net loss carryforwards. The carryforwards expire in the year 2022. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of carryforwards, which can be used.


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

         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS


     At a Special Meeting of the Shareholders on May 31, 2002 the security holders were asked to vote on the following:

         The acquisition of Global Holdings, Inc.:

      For         Against              Abstain

2,811,626

     After the acquisition of Global Holdings, Inc. was ratified a motion was made to change the Companys name to Diversified Thermal Solutions, Inc..

      For           Against                Abstain

2,811,626





     All motions at the Special Meeting of Shareholders were approved.


                            ITEM 5. OTHER INFORMATION
         None.

                           ITEM 6.  EXHIBITS AND REPORTS ON 8-K

4.1      Amendment of Articles - name change
         8K filed by reference on September 20, 2002



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                     VOIP TELECOM, INC.


Dated: July 31, 2002

                                                     By:__________________
                                                        B. Grant Hunter
                                                        President















                                                                  S-1

                                    ........