Form 10QSB/A
period 2002-06-30
VOIP TELECOM INC//
filed 2002-08-12
CIK 1096835

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



                                                     VOIP TELECOM, INC.


Dated: July 31, 2002

                                                     By:__________________
                                                        B. Grant Hunter
                                                        President


                                       S-1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Voip Telecom, Inc, (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Grant Hunter, Chief Executive Officer (or Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Grant Hunter
Chief Executive Officer (Chief Financial Officer)

Date July 31, 2002