Form 10QSB/A
period 2002-06-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2002-10-21
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB/A

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter report ended June 30, 2002
or

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________

Commission File number 000-28047

DIVERSIFIED THERMAL SOLUTIONS, INC.
(Exact name of small business issuer as registrant as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0880742 (I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

Class Common Stock, $0.0001	Outstanding as of June 30, 2002 4,776,149

PART 1. FINANCIAL INFORMATION

Heading		Page
Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets June 30, 2002 And December 31, 2001	5-6
	Consolidated Statements of Operations six months Ended June 30, 2002 and June 30, 2001	7
	Statement of Changes in Stockholders Equity	8-10
	Consolidated Statements of Cash Flows for the six months Ended June 30, 2002 and June 30, 2001	14
	Notes to Consolidated Financial Statements	16-22
Item 2.	Managements Discussion and Analysis and Result of Operations	23-24

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Security	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matter to be a Vote of Securities Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
	Signatures	S-1

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

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

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do no express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

ARMANDO C. IBARRA, CP

Chula Vista, California
July 25, 2002
24

296 H Street 2nd floor, Chula Vista, CA 91910
Tel: (619) 422-1348 Fax: (619) 422-1465

VoIP TELECOM, INC.
(Formerly Presidents Telecom, Inc.)
Balance Sheets
As of June 30, 2002 and December 31, 2001

ASSETS

	2002	2001

CURRENT ASSETS
Cash	$—	$8,743
Note receivable	—	269,591
Receivable — related party	—	28,781
Loan receivable	—	200,822

Total Current Assets	—	507,938
NET PROPERTY & EQUIPMENT	8,857	323,317
OTHER ASSETS
Deposits	—	55,354
Note receivable	399,057	—

Total Other Assets	399,057	55,354
TOTAL ASSETS	$407,914	$886,609

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2002	2001

CURRENT LIABILITIES
Accounts payable	$162,719	$1,104,219
Loans payable	43,398	625,224

Total Current Liabilities	206,117	1,729,443

TOTAL LIABILITIES	206,117	1,729,443
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock ($0.0001 par value, 100,000,000 shares authorized; 4,776,149 and 40,722,972 shares issued and outstanding for June 30, 2002 and December 31, 2001, respectively.)	477	4,073
Paid-in capital	12,969,684	12,424,067
Deficit accumulated during development stage	(95,911)	(95,911)
Deficit	(12,672,453)	(13,175,063)

Total Stockholders’ Equity	201,797	(842,834)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$407,914	$886,609

Statements of Operations
For the Six and Three Months Ended June 30, 2002 and 2001

	Six Months	Three Months
	Ended	Ended
	June 30,	March 31,
	2002	2001
REVENUES
Sales	$18,700	$440,699
Cost of revenues	(17,840)	—
Total Revenues	860	440,699
OPERATING COSTS
Depreciation & amortization	28,928	53,515
Bank charges	142	774
Bad debt expense	561	—
Administrative expenses	697,216	594,690
Total Operating Costs	726,847	648,979
OPERATING INCOME (LOSS)	(725,987)	(208,280)
OTHER INCOME & (EXPENSES)
Interest income	—	308
Loss on investment	—	(150,260)
Exchange gain or loss	—	16
Gain on disposal of assets	1,229,809	—
Other expenses	(1,175)	(632)
Interest expense	(37)	(63,066)
Total Other Income & (Expenses)	1,228,597	(213,634)
NET INCOME (LOSS)	502,610	(421,914)
BASIC EARNINGS (LOSS) PER SHARE	$0.13	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,942,005	31,946,725

	Three Months	Months
	ended	ended
	June 30	June 30
	2002	2001

REVENUES
Sales	$—	$256,070
Cost of revenues	—
Total Revenues	—	256,070
OPERATING COSTS
Depreciation & amortization	1,060	26,762
Bank charges	—	84
Bad debt expense	—	—
Administrative expenses	134,999	194,375
Total Operating Costs	136,059	221,221
OPERATING INCOME (LOSS)	(136,059)	34,849
OTHER INCOME & (EXPENSES)
Interest income	—	301
Loss on investment	—	(12,867)
Exchange gain or loss	—	1
Gain on disposal of assets	—	—
Other expenses	—	(632)
Interest expense	—	(216)
Total Other Income & (Expenses)	—	(13,413)
NET INCOME (LOSS)	$(136,059)	$21,436
BASIC EARNINGS (LOSS) PER SHARE	$(0.03)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,776,149	32,475,549

VoIP TELECOM, INC.
(Formerly Presidents Telecom, Inc.)
Statement of Changes in Stockholders’ Equity
From May 4, 1987(Inception) through June 30, 2002

		Common	Additional
	Common	Stock	Paid-In
	Shares	Amount	Capital

Inception, May 4, 1987	—	$—	—
Common stock issued for cash	600,000	60	940
Net loss from inception on May 4, 1987 through December 31, 1997	—	—	—
Balance, December 31, 1997	600,000	60	940
Net loss for the year ended December 31, 1998	—	—	—
Balance, December 31, 1998	600,000	60	940
Common stock issued December 31, 1998 for cash at $0.15	60,000	6	149,994
Contributed capital	—	—	67
Common stock issued June 17, 1998 for cash at $0.84 per share	5,400	1	89,999
Stock issued on June 2, 2000 for services valued at $0.84	300	1	4,999
Net loss for the year ended December 31, 1999	—	—	—
Balance, December 31, 1999	665,700	68	245,999
Common stock issued on March 31, 2000 for cash at $0.54 per share	137,614	13	2,752,263
Common stock issued on March 31, 2000 for cash at $0.20	190,500	19	761,981
Stock offering costs	—	—	(607,928)
Common stock issued on April 20, 2000 for services valued at $3.00 per share	3,000	1	179,999
Common stock issued on April 28, 2000 for services valued at $1.00 per share	54,030	5	1,080,595
Common stock issued on May 17, 2000 for services valued at $0.50 per share	1,250	1	12,499

	Stock
	Subscription	Retained
	Receivable	Earnings	Total

Inception, May 4, 1987	$—	$—	$—
Common stock issued for cash	—	—	1,000
Net loss from inception on May 4, 1987 through December 31, 1997	—	(1,000)	(1,000)
Balance, December 31, 1997	—	(1,000)	—
Net loss for the year ended December 31, 1998	—	(1,450)	(1,450)
Balance, December 31, 1998	—	(2,450)	(1,450)
Common stock issued December 31, 1998 for cash at $0.15	(150,000)	—	—
Contributed capital	—	—	67
Common stock issued June 17, 1998 for cash at $0.84 per share	—	—	90,000
Stock issued on June 2, 2000 for services valued at $0.8	—	—	5,000
Net loss for the year ended December 31, 1999	—	(93,461)	(93,461)
Balance, December 31, 1999	(150,000)	(95,911)	156
Common stock issued on March 31, 2000 for cash at $0.54 per share	—	—	2,752,276
Common stock issued on March 31, 2000 for cash at $0.20	—	—	762,000
Stock offering costs	—	—	(607,928)
Common stock issued on April 20, 2000 for services valued at $3.00 per share	—	—	180,000
Common stock issued on April 28, 2000 for services valued at $1.00 per share	—	—	1,080,600
Common stock issued on May 17, 2000 for services valued at $0.50 per share	—	—	12,500

		Common	Additional
	Common	stock	paid in
	Shares	Amount	capital
continued
Common stock issued on May 19, 2000 for services valued at $0.17 per share	8,642	1	28,804
Common stock issued to acquire 100% of Central America Fuel Technologies, Inc. on March 15, 2000	300	1	14,999
Options exercised at $0.42 per share	3,750	1	31,249
Options exercised at $0.21 per share	3,000	1	12,499
Options exercised at $0.21 per share	3,000	1	12,499
Common stock issued on June 30, 2000 for acquisition of ICE at $0.83 per share	150,000	15	2,499,985
Common stock issued on June 30, 2000 Access Network Limited at $0.83 per share	240,000	24	3,999,976
Common stock issued on August 30, 2000 for debt settlement at $0.20 per share	107,607	10	358,680
Common stock issued for debt settlement at $0.83 per share	5,467	1	90,751
Receipt of subscription receivable
Options exercised at $0.2084	600	1	2,499
Options exercised at $0.4167	2,130	1	17,749
Options exercised at $0.4167	120	1	999
Common stock issued for cash at $0.10 per share	6,000	1	11,999
Common stock issued for cash at $0.10 per share	25,000	2	49,998
Common stock issued for services at $0.16827 per share	26,000	2	87,498
Net loss for the year ended December 31, 2000
Balance, December 31, 2000	1,633,710	170	11,645,592

	Stock
	Subscription	Retained
	Receivable	earnings	Total
continued
Common stock issued on May 19, 2000 for services valued at $0.17 per share	—	—	28,805
Common stock issued to acquire 100% of Central America Fuel Technologies, Inc. on March 15, 2000	—	—	15,000
Options exercised at $0.42 per share	—	—	31,250
Options exercised at $0.21 per share	—	—	12,500
Options exercised at $0.21 per share	—	—	12,500
Common stock issued on June 30, 2000 for acquisition of ICE at $0.83 per share	—	—	2,500,000
Common stock issued on June 30, 2000 Access Network Limited at $0.83 per share	—	—	4,000,000
Common stock issued on August 30, 2000 for debt settlement at $0.20 per share	—	—	358,690
Common stock issued for debt settlement at $0.83 per share	—	—	90,752
Receipt of subscription receivable	150,000	—	150,000
Options exercised at $0.2084	—	—	2,500
Options exercised at $0.4167	—	—	17,750
Options exercised at $0.4167	—	—	1,000
Common stock issued for cash at $0.10 per share	—	—	12,000
Common stock issued for cash at $0.10 per share	—	—	50,000
Common stock issued for services at $0.16827 per share	—	—	87,500
Net loss for the year ended December 31, 2000	—	(11,281,619)	(11,281,619)
Balance, December 31, 2000	—	(11,377,530)	268,232

		Common	Additional
	Common	Stock	Paid in
	stock	amount	capital
continued
Rescission of ICE at $0.10 per share	(150,000)	(22)	(299,978)
Common stock issued on January 25, 2001 for services at $0.10 per share	90,000	9	179,991
Common stock issued on February 9, 2001 for debt service at $0.10 per share	31,425	2	62,848
Common stock issued on February 20, 2001 for services at $0.10 per share	1,014	1	2,027
Common stock issued on March 9, 2001 for services valued at $0.10 per share	12,500	1	24,999
Common stock issued March 10, 2001 for services valued at $0.10 per share	5,000	1	9,999
Common stock issued on June 30, 2001 for services valued at $0.10 per share	12,500	1	2,499
Common stock issued on July 17, 2001 at $0.10 per share	400,000	40	799,960
Net loss for the year ended December 31, 2001	—	—	—
Balance, December 31, 2001	2,036,149	203	12,427,937

Common stock issued on February 11, 2002 for services at $0.01 per share	100,000	10	19,990
Common stock issued on February 25, 2002 for services at $0.12 per share	20,000	2	47,998
Common stock issued on February 25, 2002 for services at $0.12 per share	2,200,000	220	263,801
Common stock issued on March 1, 2002 for services at $0.50 per share	420,000	42	209,958
Net income for the period ended June 30, 2002	—	—	—

Balance, June 30, 2002	2,036,149	203	12,427,937

	Stock
	Subscription	Retained
	Receivable	earnings	Total
continued
Recission of ICE at $0.10 per share	—	—	(300,000)
Common stock issued on January 25, 2001 for services at $0.10 per share	—	—	180,000
Common stock issued on February 9, 2001 for debt service at $0.10 per share	—	—	62,850
Common stock issued on February 20, 2001 for services at $0.10 per share	—	—	2,028
Common stock issued on March 9, 2001 for services valued at $0.10 per share	—	—	25,000
Common stock issued March 10, 2001 for services valued at $0.10 per share	—	—	10,000
Common stock issued on June 30, 2001 for services valued at $0.10 per share	—	—	2,500
Common stock issued on July 17, 2001 at $0.10 per share	—	—	800,000
Net loss for the year ended December 31, 2001	—	(1,893,444)	(1,893,444)
Balance, December 31, 2001	—	(13,270,974)	(842,834)
Common stock issued on February 11, 2002 for services at $0.01 per share	—	—	20,000
Common stock issued on February 25, 2002 for services at $0.12 per share	—	—	48,000
Common stock issued on February 25, 2002 for services at $0.12 per share	—	—	264,021
Common stock issued on March 1, 2002 for services at $0.50 per share	—	—	210,000
Net income for the period ended June 30, 2002	—	502,610	502,610
Balance, June 30, 2002	—	(12,768,364)	201,797

VoIP TELECOM, INC.
(Formerly Presidents Telecom, Inc.)
Statements of Cash Flows
For the Six and Three Months Ended June 30, 2002 and 2001

	Six Months	Three Months
	Ended	Ended
	June 30,	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$502,610	$(421,914)
Depreciation & amortization expense	28,928	53,515
(Increase) decrease in accounts receivable	298,372	(235,851)
(Increase) decrease in loans receivable	(198,246)	—
(Increase) decrease in officers advances	—	—
(Increase) decrease in accrued expenses	—	34,026
(Increase) decrease in deposits	55,354	—
Increase (decrease) in accounts payable	(894,288)	(387,427)
Increase (decrease) in accrued accounts payable	(47,211)	—
Increase (decrease) in interest payable	—	3,266
Common stock issued for services	542,021	282,378
	287,540	(672,007)
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of fixed assets	—	(6,000)
Common stock retired in ICE rescission	—	(300,000)
Disposal of equipment	285,543	1,050,156
Net cash provided (used) by investing activities	285,543	744,156
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loans payable	(581,826)	(89,941)
Net cash provided (used) by financing activities	(581,826)	(89,941)
Net increase (decrease) in cash	(8,743)	(17,792)
Cash at beginning of period	8,743	50,392
Cash at end of period	$—	$32,600
Supplemental Cash Flow Disclosures
Cash paid during year for interest	$37	$63,066
Schedule of Non-Cash Activities
Common stock issued for services	$542,021	$282,469
Common stock issued for acquisition of subsidiaries	$—	$—
Common stock retired in ICE rescission	$—	$—
	$—	$(300,000)
Gain on disposal of Assets	$1,229,809	$—

	Three months	Three months
	ended	ended
	June 30	June 30
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES	$(136,059)	$21,436
Depreciation & amortization expense	1,060	26,762
(Increase) decrease in accounts receivable	—	(202,567)
(Increase) decrease in loans receivable	—	—
(Increase) decrease in officers advances	—	—
(Increase) decrease in accrued expenses	—	34,026
(Increase) decrease in deposits	—	—
Increase (decrease) in accounts payable	2,100	156,220
Increase (decrease) in accrued accounts payable	113,371	—
Increase (decrease) in interest payable	—	3,266
Common stock issued for services	—	2,500
Net cash provided (used) by operating activities	(19,528)	41,643
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of fixed assets	—	—
Common stock retired in ICE rescission	—	—
Disposal of equipment	—	(3,440)
Net cash provided (used) by investing activities	—	(3,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loans payable	19,528	(45,960)
Net cash provided (used) by financing activities	19,528	(45,960)
Net increase (decrease) in cash	—	(7,758)
Cash at beginning of period	—	40,358
Cash at end of period	$—	$32,600
Supplemental Cash Flow Disclosures
Cash paid during year for interest	$—	$216
Schedule of Non-Cash Activities
Common stock issued for Services	—	$2,591
Common stock issued for acquisition of subsidiaries	$—	—
Gain on disposal of assets	$—	$—

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The company has elected a December 31, year end.

b.     Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

e.     Basis of Presentation and Considerations Related to Continued Existence (going concern)

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s management intends to raise additional operating funds through operations and/or debt offerings.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Total depreciation for the six months ended June 30, 2002 is $28,928.

NOTE 3 — INCOME TAXES

	As of June 30,	As of December 31,
	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$4,368,927	$4,544,840
Other	-0-	-0-
Valuation allowance	(4,368,927)	(4,544,840)
Net deferred tax assets	$-0-	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 4 — NOTE RECEIVABLE

This Company sold various assets to Universal Commerce Limited in the amount of $399,057. The receivable is due on or before March 29, 2012. As of March 31, 2002 the note bears no interest rate.

NOTE 5 — RELATED PARTY TRANSACTION

At June 30, 2002 the corporation was indebted to a majority shareholder in the amount of $43,398. As of June 30, 2002 no interest has been accrued.

NOTE 6 — GOING CONCERN

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

NOTE 7 — PROPERTY & EQUIPMENT

Property is stated at cost. Additions, renovations, and improvements are capitalized. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives ranging from 27.5 years for commercial rental properties, 5 years for tenant improvements, and 5 — 7 years on furniture and equipment.

March 31, 2002

Equipment	$12,728

Total Equipment	$12,728
Less Accumulated Depreciation	(3,871)

Net Property and Equipment	$8,857

NOTE 8 — STOCK TRANSACTIONS

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

NOTE 9 — ISSUANCE OF SHARES FOR SERVICES STOCK OPTIONS

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

NOTE 10 — SUBSEQUENT EVENT

In compliance with a board meeting held in May 2002, the Company on July 1, 2002 issued 15 million shares of common stock to acquire Global Holding , Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern and Ability of the Company to Continue

     The Company has a net operating loss carry forward of $12,768,364 since inception through June 30, 2002.

     The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. In the interim, the Company intends to raise additional capital through private placements of its common stock.

Liquidity and Capital Resources

     As of June 30, 2002 the Company has $0 in current assets compared to current liabilities of $206,117. This is compared to current assets of $507,938 and current liabilities of $1,729,443 as of December 31, 2001. Management recognizes there is a severe impairment to the Company’s financial statements. The current liabilities are comprised of $206,117 in accounts and notes payable. Of this amount $43,398 is due to B. Grant Hunter, the Company’s President for cash he advanced for Company expenses.

Results of Operations

     For the three months ended June 30, 2002 the Company had revenues of $0 and operating expenses including costs of revenues of $136,059 compared to revenues of $256,070 and operating expenses including costs of revenues of $221,221 as of June 30, 2001. General and Administrative costs decreased $59,376 for the three months ended June 30, 2002 due to the Company changing direction to enter the refractory services business. Depreciation and Amortization also decreased by $25,702 due to the fact all of the telecom equipment no longer being present on the Company’s financial statements. For the three months ended June 30, 2002 the Company had a net loss of $136,059 compared to a net gain of $21,436 for the same period the year before.

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

Sale of Common Capital Stock

     None to report.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company’s periodic report filings with the Securities and Exchange Commission.

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

     None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     At a Special Meeting of the Shareholders on May 31, 2002 the security holders were asked to vote on the following:

     The acquisition of Global Holdings, Inc.:

     For          Against          Abstain

2,811,626

     After the acquisition of Global Holdings, Inc. was ratified a motion was made to change the Company’s name to Diversified Thermal Solutions, Inc..

     For          Against          Abstain

2,811,626

     All motions at the Special Meeting of Shareholders were approved.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON 8-K

23.1 Consent of the firm of Armando C. Ibarra, Certified Public Accountant

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.

Dated: October 21, 2002

	By:	/s/ B. Grant Hunter
B. Grant Hunter President

S-1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Voip Telecom, Inc,/Diversified Thermal Solutions, Inc. (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Grant Hunter, Chief Executive Officer (or Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Grant Hunter
———————
Grant Hunter
Chief Executive Officer (Chief Financial Officer)

Date October 21, 2002