Form 10QSB
period 2002-09-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2002-11-19
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the period ended September 30, 2002

Commission File Number: 000-28047

DIVERSIFIED THERMAL SOLUTIONS, INC.

(Exact name of issuer as specified in charter)

Nevada	94-3342064

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4126 Delp Street, Memphis, Tennessee 38181

(Address of principal executive offices)

Registrant’s telephone number, including area code (901) 365-7650

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	20,242,571 shares

(Class of Stock)	(Shares outstanding as of November 11, 2002)

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	September 30	December 31
	2002	2001

	(Unaudited)	(Restated)
Assets
Current assets:
Cash	$4,870	$8,790
Receivables:
Trade, net	—	269,591
Related party	—	28,781
Note	—	200,823

Total receivables	—	499,195
Refundable income taxes	8,068	8,068

Total current assets	12,938	516,053
Equipment, furniture and fixtures	—	569,448
Less accumulated depreciation	—	(246,131)

Net equipment, furniture and fixtures	—	323,317
Other:
Restricted cash	27,535	—
Deferred bond and acquisition costs	46,073	—
Other	—	55,354

Total other assets	73,608	55,354

Total assets	$86,546	$894,724

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$41,519	$1,104,319
Advances from related parties:
Shareholder	120,184	702,010
Related company	92,107	—

Total advances from related parties	212,291	702,010
Deferred revenue from related company	20,385	—

Total current liabilities	274,195	1,806,329
Shareholders’ deficit:
Common stock, par value $0.0001, authorized 100,000,000 shares, issued and outstanding 20,242,571 shares in 2002 and 17,036,149 shares in 2001	2,024	1,704
Additional paid-in capital	10,870,767	10,226,536
Accumulated deficit	(11,060,440)	(11,139,845)

Net shareholders’ deficit	(187,649)	(911,605)

Total liabilities and shareholders’ deficit	$86,546	$894,724

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

		(Restated)		(Restated)
Revenues	$38,939	$–	$38,939	$–
Costs of goods sold	32,139	–	32,139	–

Gross profit	6,800	–	6,800	–
Operating expenses:
Management fees	–	7,500	–	55,000
Professional services	49,637	4,800	320,142	72,833
Salaries	–	–	208,729	–
General and administrative	20,454	12,458	47,824	44,456

Total operating expenses	70,091	24,758	576,695	172,289

Operating loss	(63,291)	(24,758)	(569,895)	(172,289)
Other expenses:
Loss on disposal of equipment	8,857	–	8,857	12,867
Other	–	–	1,212	216

Total other expenses	8,857	–	10,069	13,083

Loss from continuing operations	(72,148)	(24,758)	(579,964)	(185,372)
Discontinued operations:
Loss from operations of discontinued business segment	–	(1,095,497)	(171,383)	(1,356,797)
Gain on disposal of business segment	–	–	830,752	–

Income (loss) from discontinued operations	–	(1,095,497)	659,369	(1,356,797)

Net income (loss)	$(72,148)	$(1,120,255)	$79,405	$(1,542,169)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30

	2002	2001

		(Restated)
Operating activities
Net income (loss)	$79,405	$(1,542,169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of subsidiary	(830,752)	–
Depreciation and amortization	34,720	80,297
Write-off of equipment	8,857	–
Stock issued for services	644,551	1,082,378
Changes in operating assets and liabilities, net of subsidiary sale:
Receivables	71,984	(255,055)
Prepaid expenses	–	2,906
Restricted cash	(27,535)	–
Deferred bond and acquisition costs	(46,073)	–
Checks outstanding in excess of cash	346,868	–
Accounts payable and accrued expenses	(130,089)	(207,189)
Deferred revenues from related company	20,385	–

Net cash provided by (used in) operating activities	172,321	(838,832)
Investing activities
Purchases of equipment, furniture and fixtures	(15,542)	(6,000)
Proceeds from sale of equipment, furniture and fixtures	–	1,055,583

Net cash (used in) provided by investing activities	(15,542)	1,049,583
Financing activities
Net (repayments) advances from related parties	(160,699)	55,772
Common stock retired in rescission of previous acquisition	–	(300,000)

Net cash used in financing activities	(160,699)	(244,228)

Net decrease in cash	(3,920)	(33,477)
Cash at beginning of period	8,790	50,439

Cash at end of period	$4,870	$16,962

Supplemental disclosure of cash flow information
Cash paid for interest during the period	$37	$63,066

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Supplemental schedule of noncash activities

During March 2002, the Company sold its wholly-owned subsidiary, Access Communications, Inc. as further discussed in Note 2. This sale is summarized as follows:

Net assets sold and liabilities assumed:
Receivables	$427,211
Equipment, furniture and fixtures	295,282
Other assets	55,354
Checks outstanding in excess of bank balance	(346,868)
Accounts payable and accrued expenses	(932,711)
Advances from related parties	(329,020)

Net assets sold and liabilities assumed	$(830,752)

Additionally, during the nine-months ended September 30, 2001, the Company retired $300,000 in common stock as a result of the rescission of a previous acquisition.

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”), formerly known as VoIP Telecom, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. (formerly Global Holdings, Inc.) and Refractory & Industrial Supply Group, Inc. All inter-company balances and transactions have been eliminated.

Additionally, the condensed consolidated financial statements have been retroactively restated as of December 31, 2001, and for the three- and nine-month periods ended September 30, 2001, to reflect the Company’s acquisition of Global Holdings, Inc. discussed in Note 2 and the discontinued operations discussed in Note.

The restated balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and formats required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

2. Discontinued Operations

Prior to March 29, 2002, the Company delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers, primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, the Company sold 100% of the common stock of Access Communications, Inc. to an independent third party in exchange for a note receivable of $399,057. At the time of the sale, the subsidiary had a net liability of $830,752 and, accordingly, the Company reported a gain on sale of subsidiary of $1,229,809. Subsequent to this sale, the Company determined the note receivable was not collectible and decreased the receivable and the previously reported gain by $399,057. The sale of Access Communications, Inc. represents the disposal of a business segment under Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, results of this operation have been classified as discontinued and prior periods have been restated.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

2. Discontinued Operations (continued)

Operating results of this discontinued business segment are as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2001	2002	2001

Revenues	$206,772	$18,700	$647,471

Loss from discontinued operations	$(1,095,497)	$(171,383)	$(1,356,797)
Gain on disposal of business segment	–	830,752	–

Income (loss) from discontinued operations	$(1,095,497)	$659,369	$(1,356,797)

Assets and liabilities of the discontinued operations were as follows as of December 31, 2001:

Current assets	$507,938
Net equipment, furniture and fixtures	323,317
Other assets	55,354
Current liabilities	(1,729,443)

Net liabilities	$(842,834)

3. Ongoing Company Operations

Subsequent to the sale of Access Communications, Inc. discussed above, the Company operated essentially as a shell company for the purpose of acquiring businesses related to the manufacturing, installation and distribution of materials used in the refractory industry.

On July 1, 2002, the Company acquired all of the outstanding stock of Global Holdings, Inc., a related entity by common ownership and control, via the issuance of 15 million shares of common stock. In accordance with FASB Statement No. 141, “Business Combinations”, as a result of the companies being under common control, the net liabilities of Global Holdings, Inc. were recorded at their carrying amount of $166,665 as of the date of the acquisition.

4. Related Party Transactions

All of the Company’s revenues for the three months ended September 30, 2002, were from a related company. The Company has also recorded $20,385 in deferred revenues from this related company related to a pending sales transaction with an international customer who required the Company to maintain a certain balance in a restricted cash account. Additionally, the Company has received advances from this related company and a shareholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Company Equity Transactions

During February 2002, the Company’s Board of Directors declared a twenty-for-one reverse stock split of the Company’s common stock. All references to the number of shares and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect the split on a retroactive basis.

During 2000, the Company recognized a $2.2 million write-off of goodwill on a business acquisition that was rescinded in 2001. Accordingly, the Company’s accumulated deficit previously reflected the write-off. The Company has reclassified this $2.2 million write-off from accumulated deficit to additional paid-in capital to properly reflect the rescission of this business acquisition.

During the nine months ended September 30, 2001, the Company issued 552,439 shares of common stock valued at $1,082,378 to certain shareholders, employees and debtors for services and payments of debt. The values were determined based on reported market price of the stock.

During the nine months ended September 30, 2002, the Company issued 3,206,422 shares of common stock valued at $644,551 to certain shareholders and employees for their services. The values were determined based on reported market price of the stock.

6. Commitments

The Company has entered into a letter of intent to acquire substantially all of the assets of a company that manufactures specialized brick used in the refractory business for approximately $9 million. The funding of the acquisition is to be provided through industrial revenue bonds and seller financing. The Company has received approval from the bond issuing authority and expects to fund the acquisition during December 2002. The Company has incurred $46,073 in acquisition and bond costs related to this acquisition which have been recorded as an asset pending the completion of the acquisition.

7. Earnings (Loss) Per Share Data

Basic earnings (loss) per share assumes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there is no diluted earnings (loss) per share.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Earnings (Loss) Per Share Data (continued)

The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Average shares outstanding	20,121,013	16,936,149	19,316,171	16,727,911
Loss from continuing operations per share	$–	$–	$(0.03)	$(0.01)

Income (loss) from discontinued operations per share	–	(0.07)	0.03	(0.08)

Net income (loss) per share	$–	$(0.07)	$–	$(0.09)

8. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must maintain profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the recent changes made in its operations will provide the Company future positive cash flows necessary to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

During 2001 and the first quarter of 2002, the Company operated in the telecommunications industry, primarily through its wholly-owned subsidiary Access Communications, Inc. On March 29, 2002, the Company sold 100% of the stock of this subsidiary after which the Company operated essentially as a shell company for the purpose of acquiring businesses related to the manufacturing, installation and distribution of materials used in the refractory business. The sale of the subsidiary was treated for accounting purposes as a disposal of a business segment and operations prior to the sale have been restated to reflect the discontinued operations. On July 1, 2002, the Company acquired 100% of the outstanding stock of Global Holding, Inc., a related company by common ownership, via the issuance of 15 million shares of common stock. As a result of the companies being under common control, in accordance with generally accepted accounting principles, the assets and liabilities of Global Holdings, Inc. were recorded at their carrying amount and the financial statements prior to the acquisition have also been retroactively restated to reflect this acquisition as if it had occurred prior to the earliest period presented. Additionally, the Company formed a second subsidiary during the third quarter of 2002, Refractory & Industrial Supply Group, Inc., to specialize in the marketing and distribution of refractory products.

As a result of the transactions occurring in 2002 discussed above, significant changes have occurred in the Company’s financial position and operations between 2001 and 2002 and a detailed comparison is not considered beneficial in regards to the Company’s future operations. Emphasis of the Company is now on growth through its refractory businesses. The Company is in the process of obtaining a line of credit with a financial institution that will fund future operating costs until revenues can support the Company’s operations. Additionally, the Company has entered into a letter of intent to acquire substantially all of the assets of a company that manufactures specialized brick used in the refractory business for approximately $9 million. The funding of this acquisition is to be provided through industrial revenue bonds and seller financing and this purchase is expected to be completed in December 2002.

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation and the limited nature of the Company’s current financial statements, the Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules governing this area, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time-to-time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in Internal Controls.

     None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities

     On July 1, 2002, the Company completed a stock exchange with the shareolders of Global Holdings, Inc., in which the Company issued and exchanged fifteen million shares (15,000,000) of common stock in exchange for all of the issued and outstanding shares of Global Holdings, Inc. The two shareholders of Global Holdings, Inc. were B. Grant Hunter, the Company’s Chief Executive Officer, and John Curry who is the Secretary/Treasurer and also Director of the Company. The Company relied upon Section 4(2) of the Securities Act as its exemption from registration. The Company relied upon Section 4(2) of the Securities Act because the offering did not involve a public offering and the investors who received the Company common stock had detailed knowledge about the Company by virtue of their positions with the Company and were capable of evaluating the merits of their investment.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

2.1	Agreement and Plan of Reorganization entered into as of July 1, 2002 by and between the Registrant and Global Holdings, Inc. is incorporated herein by reference from Exhibit 2.1 to the Registrant’s Report on Form 8-K/A dated as of October 16, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b). Reports on Form 8-K

The Company filed a report on Form 8-K on July 16, 2002, as amended on Form 8-K/A on October 16, 2002 regarding the Company’s stock exchange with Global Holdings, Inc.

The Company filed a report on Form 8-K on November 15, 2002 regarding its dismissal of the firm of Armando C. Ibarra, Certified Public Accountants, as its independent auditors and the Company’s engagement of Coulter & Justus, PC as its independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant

Date: November 19, 2002	/s/ B. Grant Hunter B. Grant Hunter President and Chief Executive Officer

Date: November 19, 2002	/s/ Julie Dean Julie Dean Acting Chief Financial Officer

CERTIFICATION

I, B. Grant Hunter, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Diversified Thermal Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ B. Grant Hunter B. Grant Hunter President, and Chief Executive Officer

CERTIFICATION

I, Julie Dean, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Diversified Thermal Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002	/s/ Julie Dean Julie Dean Acting Chief Financial Officer