Form 10KSB
period 2002-12-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2003-03-31
CIK 1096835

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                          Commission File No: 000-31225

                       DIVERSIFIED THERMAL SOLUTIONS, INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

            Nevada                               3255                             94-3342064
   --------------------------         ---------------------------             ------------------
   (State of jurisdiction of         (Primary Standard Industrial              (I.R.S. Employer
 incorporation or organization)       Classification Code Number)             Identification No.)

                 4126 Delp Street, Suite 200, Memphis, TN 38118
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (901) 365-7650
                                 --------------
                          (Issuer's telephone number)

        Securities registered pursuant to Section 12 (b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                PAR VALUE $0.0001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues from continuing operations for its most recent fiscal year: $191,460.

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
$294,042.96 as of March 27, 2003.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,242,571 shares of common stock as of March 27, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure format (check one): Yes [ ]  No [X]

TABLE OF CONTENTS

                                                                                Page No.
                                                                                --------
PART I

     ITEM 1.  DESCRIPTION OF BUSINESS...........................................    3

     ITEM 2.  DESCRIPTION OF PROPERTIES.........................................    5

     ITEM 3.  LEGAL PROCEEDINGS.................................................    5

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............    5

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.....................................................    5

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.....................................    6

     ITEM 7.  FINANCIAL STATEMENTS..............................................    8

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.....................................   22

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....   22

     ITEM 10. EXECUTIVE COMPENSATION............................................   23

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   23

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   24

     ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB...............................   24

     ITEM 14. CONTROLS AND PROCEDURES...........................................   24

SIGNATURES, POWER OF ATTORNEY, EXHIBIT INDEX....................................   25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         We were incorporated on May 4, 1987, under the laws of the state of Nevada as Energy Realty Corporation. On July 31, 1993, we changed our name to Balcor International, Inc. On December 18, 1998, we changed our name to Dimension House, Inc. On October 28, 1999, we changed our name to Presidents Telecom, Inc. On April 17, 2000, we changed our name to VoIP Telecom, Inc. On July 19, 2002, we changed our name to Diversified Thermal Solutions, Inc.

         On February 25, 2002, we announced a reverse split of our stock on a 1 for 20 basis. Prior to the reverse split we had 40,727,975 shares of common stock outstanding, with 21,780,957 of those shares available in the public float. Following the reverse split, the total number of shares outstanding was 2,036,399.

         Prior to March 29, 2002, we delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers, primarily through our wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, we sold 100% of the common stock of Access Communications, Inc. to an independent third party. After the sale of Access Communications, we operated essentially as a shell company for the purpose of acquiring businesses related to the manufacturing and distribution of materials used in the refractory industry.

         On July 1, 2002, we issued 15 million shares of common stock in connection with the acquisition of all of the outstanding stock of Global Holdings, Inc. On October 16, 2002, Global Holdings, Inc. changed its name to DT Solutions, Inc. On July 24, 2002, we created another wholly-owned subsidiary, Refractory & Industrial Supply Group, Inc. RIS Group will act as the marketing and distribution arm for all refractory products.

REFRACTORY INDUSTRY

         The total U.S. market for clay building material and refractory products is estimated to have been approximately $6.8 billion in 2001, up from $6.6 billion in 2000. In recent years, the refractory industry has witnessed a large amount of consolidation, typically with large non-U.S. conglomerates acquiring smaller manufacturers. Worldwide refractory industry revenues are estimated to be in excess of $10 billion. Refractory products are heat-resistant materials used for the linings for high-temperature furnaces and reactors and other processing units. In addition to being resistant to thermal stress and other physical phenomena induced by heat, refractory products must also withstand physical wear and corrosion caused by chemical agents and rapid changes in temperature. Refractory products are more heat resistant than metals and are required for any heating applications above 1000(Degree) Farenheit. Because refractory products are so resistant to heat, erosion and corrosion, they are typically used in any process involving heat and corrosion such as in kilns and furnaces.

         The genesis of the refractory industry can be traced to basalt, a naturally occurring siliceous refractory product. Basalt is formed under natural geological forces of heat and pressure. Modern refractory production is largely a replication of this process of forming naturally occurring or synthetic non-metallic mineral oxides and some non-oxides like carbides or nitrides under the bonding conditions of high heat and pressure. Technological progress has resulted in new bonding techniques using chemicals, cements and resins rather than simply heat and pressure.

         Refractory products typically have relatively high bulk density, high softening point, and high crushing strength. Refractory products are typically referred to as:

        - Monolithic - a furnace lining without joints, formed of material which is rammed, cast, gunned or sintered into place.

        - Brick - low grade, low alumina to high grade, high alumina straight and shaped brick.

        - Pre-Cast Shapes - special shapes designed to the customer's specifications, such as a doorjamb in a furnace.

Many refractory products, in final shape, resemble a typical construction brick. However, there are many different shapes and forms. Some refractory parts are small and may possess a complex and delicate geometry; others are massive and may weigh several tons in the form of precast or fusion cast bricks.

         Refractory products are used in all heavy industry, including steel, foundry, chemical, aluminum, petrochemical, pulp and paper, cement, lime, incineration and power/cogeneration. However, the steel industry represents approximately 60% of the refractory market in the United States. The well-documented bankruptcies and other financial troubles of the steel industry have negatively affected the financial performance of many large refractory manufacturers. In addition, asbestos litigation has caused many refractory manufacturers to file for bankruptcy protection.

STRATEGY

         We are in the process of developing an integrated operating and acquisition strategy designed to maximize internal and external growth through a combination of selective acquisitions and procuring distribution agreements with leading suppliers.

         DISTRIBUTION AGREEMENTS. We have entered into two separate distribution/supply agreements for refractory specialties and firebrick that are described below.

         Reno Refractories. We have entered into a reciprocal agreement with Reno Refractories, Inc. that will enable us to offer a complete line of refractory specialty items such as castables, plastics and mortars. Reno will act as our distributor for a complete line of firebrick that we anticipate acquiring in the future.

         Henan General Machinery. We have entered into an agreement with Henan General Machinery Import & Export Co., Ltd in Zenghzou, China. This relationship will allow us access to high quality basic, extra high alumina, and alumina/chrome brick, as well as other high-end specialty items at competitive prices. The bricks that we will acquire from Henan generally can be produced, imported and distributed more efficiently than bricks produced in the United States.

         We intend to actively seek out and secure additional strategic distribution agreements on a selective basis and align Diversified Thermal Solutions with respected refractory manufacturers. We anticipate that our partners will exhibit certain characteristics such as dominance in a particular industry, sales of non-competing products that will complement our offerings, an existing sales force, and the ability to service a particular geographic area of the country.

         CONTRACTOR/INSTALLER FOCUS. A recent trend in the refractory industry has been the attempt of the industry leaders to bypass the contractor/installer of refractory products and sell products directly to the end-user. In all industry groups that utilize refractory products other than the steel and mineral industries, buyers will typically rely on the expertise and experience of a contractor/installer to determine when additional refractory products are needed, the types of refractory products needed, and the method by which the refractory products should be installed. We intend to focus a significant portion of our sales and marketing efforts on the contractor/installer, which has become a neglected portion of the industry.

         SELECTIVE MARKETING. We intend to have sales managers initially in the Southeast and Northeast that will work directly with only two or three approved contractor installers. We will focus primarily on the non-ferrous industries such as aluminum, chemical, pulp and paper, power generation, incineration and petrochemical. These are industries that typically purchase refractory products through the contractor/installer instead of buying directly from the manufacturer. We also intend to have 3 or 4 technical sales specialists assigned to the minerals processing industries such as lime and cement, and 1 or 2 specialists assigned to the iron and steel industries such as steel mills, integrated steel, mini mills, and foundry accounts.

PURCHASING

         We purchase refractory products primarily from Henan General Machinery and Reno Refractories. We do not anticipate any significant difficulty in obtaining products necessary for our operations.

COMPETITION

         We compete with a substantial number of other companies. We believe that the major competitive factors in our business are the quality and durability of finished products, the quality of customer service and price. Our ability to compete effectively in selling our products is primarily dependent on our ability to deliver high quality finished products with speed and accuracy.

EMPLOYEES

         On December 31, 2002, we had one employee. This employee was not a full-time employee.

ADDITIONAL INFORMATION

         We are subject to the reporting and informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith file reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission") pursuant to the Exchange Act. Such reports, proxy statements and other information filed by the Company may be examined without charge at, or copies obtained upon payment of prescribed fees from, the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Electronic filings made through the Electronic Data Gathering, Analysis and Retrieval System are publicly available through the Commission's web site (http://www.sec.gov).

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease 500 square feet of office space which we use for our corporate headquarters at 4126 Delp Street, Suite 200, Memphis, TN, 38118, from Lynn Whitsett Corporation. We currently are not charged for the use of this property. We believe that the property is suitable for its current usage, and that it is adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

         We are not party to any litigation and to our knowledge, no action, suit or proceeding against us has been threatened by any person or entity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been quoted under the symbol DVTS since July 31, 2002. Our common stock was traded under the symbol VOIP from February 25, 2002 until July 30, 2002. Prior to that time, our common stock was traded under the symbol VOTM. The common stock is quoted on the OTC Bulletin Board. The following is a list of the high and low bid quotations by fiscal quarters for 2002 and 2001:

                                                                  2002
                                                                  ----
                                                            Low           High
                                                            ----          ----
Quarter ended March 31, 2002..........................      0.01          2.25
Quarter ended June 30, 2002...........................      0.30          1.10
Quarter ended September 30, 2002......................      0.15          0.34
Quarter ended December 31, 2002.......................      0.22          0.85

                                                                  2001
                                                                  ----
                                                             Low          High
                                                            ----          ----
Quarter ended March 31, 2001..........................      0.08          0.70
Quarter ended June 30, 2001...........................      0.02          0.28
Quarter ended September 30, 2001......................      0.02          0.12
Quarter ended December 31, 2001.......................      0.01          0.04

        We estimate that there were approximately 116 holders of record of our common stock as of December 31, 2002. Brokerage account holders have been counted as one holder of record.

        The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations were obtained from MarketWatch.com.

DIVIDENDS

        We have not paid a cash dividend on our common stock during the past two fiscal years. We do not anticipate paying dividends during the foreseeable future.

EQUITY COMPENSATION PLANS

        At December 31, 2002, we did not have any equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        THE FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE NOT HISTORICAL FACTS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING FUTURE ACQUISITIONS, FUTURE OPERATING RESULTS, STATEMENTS CONCERNING INDUSTRY PERFORMANCE, CAPITAL EXPENDITURES, FINANCINGS, AS WELL AS ASSUMPTIONS RELATED TO THE FOREGOING. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "SHOULD", "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE VARIOUS RISKS AND UNCERTAINITIES THAT COULD CAUSE ACTUAL RESULTS AND OUTCOMES FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT OR VIEW EXPRESSED HEREIN. OUR FINANCIAL PERFORMANCE AND THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE FURTHER QUALIFIED BY OTHER RISKS INCLUDING THOSE SET FORTH FROM TIME TO TIME IN DOCUMENTS FILED BY US WITH THE SEC.

INTRODUCTION

        Prior to March 29, 2002, we delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, we sold Access Communications. The sale represents the disposal of a business segment. The results of this business segment have been classified as discontinued, and the prior year's balances have been restated to reflect such classification. On July 1, 2002, we acquired 100% of the outstanding stock of Global Holdings, Inc. and shifted our business focus towards acquiring businesses related to the manufacturing and distribution of materials used in the refractory business. Because of the change in our business focus from the long distance industry to the refractory industry and the disposal of our long distance business, a comparison of 2002 results of operations to 2001 results of operations would not be beneficial and is not presented.

RESULTS OF OPERATIONS

         Revenue. Our revenue from continuing refractory operations in 2002 was $191,460. Our revenue was derived from three customers. Two of these customers are related companies controlled by family members of a major stockholder and director of our company and represented $153,742 (80.3%) and $23,933 (12.5%), respectively, of our revenue.

         Operating Expenses. Our operating expenses from continuing operations for the year ended December 31, 2002 totaled $639,612. Of this amount, $405,029 represented payments of professional and consulting services primarily related to the acquisition of Global Holdings, and another pending acquisition. We incurred salary expense of $180,729, primarily in connection with our former telecom-related operations. We incurred $31,873 of marketing and advertising expenses to develop the logos and brands for Diversified Thermal Solutions and RIS Group, and to announce and market our new products resulting from our distribution agreements with Reno Refractories and Henan General Machinery.

         Discontinued Operations. The disposal of the Access Communications business segment resulted in a gain of $830,752.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, our losses from continuing operations have been funded by a major shareholder and a related company that is also a customer. These advances are non-interest bearing and have no stated repayment terms. We are currently seeking funding for our pending acquisition as well as for a working capital and acquisition line of credit. There is no assurance that additional funding will be available under favorable terms, if at all. Our inability to raise additional funding will harm our ability to implement our business plan which will, in turn, hurt our ability to generate revenue. Our independent auditors have expressed their concern that our continuing cash requirements, among other things, raise substantial doubt about our ability to continue as a going concern.

ITEM 7   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Armando C. Ibarra, CPA, Independent Auditor.........................F-1
Report of  Coulter & Justus, P.C., Independent Auditor........................F-2
Consolidated Balance Sheets...................................................F-3
Consolidated Statements of Operations.........................................F-4
Consolidated Statements of Stockholders' Deficit..............................F-5
Consolidated Statements of Cash Flows.........................................F-6
Notes to Consolidated Financial Statements....................................F-8

            Report of Armando C. Ibarra, C.P.A., Independent Auditor

The Board of Directors
VoIP Telecom, Inc.
(Formerly Presidents Telecom, Inc.)


We have audited the accompanying balance sheets of VoIP Telecom, Inc. (Formerly Presidents Telecom, Inc.) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of VoIP Telecom, Inc. from May 4, 1987 to December 6, 2000 were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative data through December 31, 2000, is based solely on the reports of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VoIP Telecom, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles, and the cumulative totals from May 4, 1987 through December 31, 2000. Our opinion, insofar as it relates to the cumulative data through December 31, 2000, is based solely on the report of the other auditors.


                                         /s/ Armando C. Ibarra, C.P.A.

Chula Vista, California
March 4, 2002

              Report of Coulter & Justus, P.C., Independent Auditor


The Board of Directors
Diversified Thermal Solutions, Inc.


We have audited the accompanying consolidated balance sheet of Diversified Thermal Solutions, Inc. (formerly known as VoIP Telecom, Inc.) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diversified Thermal Solutions, Inc. for the year ended December 31, 2001, were audited by other auditors whose report dated March 4, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Thermal Solutions, Inc. and subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company's continuing cash requirements, among other things, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Coulter & Justus, P.C.


Knoxville, Tennessee
February 13, 2003

                       Diversified Thermal Solutions, Inc.

                           Consolidated Balance Sheets


                                                                        DECEMBER 31
                                                                   2002             2001
                                                               ------------------------------
                                                                                 (RESTATED)
ASSETS
Current assets:
   Cash                                                        $     14,188      $      8,790
   Receivables:
     Trade                                                           12,260           269,591
     Related company                                                 59,009            28,781
     Note                                                                --           200,823
                                                               ------------------------------
   Total receivables                                                 71,269           499,195
   Unbilled revenue to related company                               11,827                --
   Refundable income taxes                                            8,068             8,068
                                                               ------------------------------
 Total current assets                                               105,352           516,053

 Equipment, furniture and fixtures                                       --           569,448
 Less accumulated depreciation                                           --          (246,131)
                                                               ------------------------------
 Net equipment, furniture and fixtures                                   --           323,317

 Deferred bond and acquisition costs                                192,395                --
 Deposits                                                                --            55,354
                                                               ------------------------------
 Total assets                                                  $    297,747      $    894,724
                                                               ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                       $    294,034      $  1,104,319
   Advances from related parties:
     Shareholder                                                    120,184           702,010
     Related company                                                124,063                --
                                                               ------------------------------
   Total advances from related parties                              244,247           702,010
                                                               ------------------------------
Total current liabilities                                           538,281         1,806,329

Stockholders' deficit:
   Common stock, par value $0.0001, authorized
     100,000,000 shares, issued and outstanding 20,242,571
     shares in 2002 and 17,036,149 shares in 2001                     2,024             1,704
   Additional paid-in capital                                    10,870,767        10,226,536
   Accumulated deficit                                          (11,113,325)      (11,139,845)
                                                               ------------------------------
Net stockholders' deficit                                          (240,534)         (911,605)
                                                               ------------------------------
Total liabilities and stockholders' deficit                    $    297,747      $    894,724
                                                               ==============================


See accompanying Notes to Consolidated Financial Statements.

                       Diversified Thermal Solutions, Inc.

                      Consolidated Statements of Operations

                                                               YEAR ENDED DECEMBER 31
                                                                2002           2001
                                                             --------------------------
                                                                            (RESTATED)
Revenues:
   Related companies                                         $ 177,699      $        --
   Other                                                        13,761               --
                                                             --------------------------
Total revenues                                                 191,460               --
Costs of goods sold                                            174,628               --
                                                             --------------------------
Gross profit                                                    16,832               --

Operating expenses:
   Professional and consulting services                        405,029        1,382,975
   Salaries                                                    180,729               --
   Management fees                                                  --           55,000
   Marketing and advertising                                    31,873               --
   Office and administration                                    21,981           44,975
                                                             --------------------------
 Total operating expenses                                      639,612        1,482,950
                                                             --------------------------

 Operating loss                                               (622,780)      (1,482,950)

 Other expenses:
   Interest                                                         --          (63,066)
   Loss on disposal of equipment                                (8,857)              --
   Other                                                            --          (12,867)
                                                             --------------------------
 Total other expenses                                           (8,857)         (75,933)
                                                             --------------------------

 Loss from continuing operations                              (631,637)      (1,558,883)

 Discontinued operations:
   Loss from operations of discontinued business segment      (172,595)        (334,920)
   Gain on disposal of business segment                        830,752               --
                                                             --------------------------
 Income (loss) from discontinued operations                    658,157         (334,920)
                                                             --------------------------

 Net income (loss)                                           $  26,520      $(1,893,803)
                                                             ==========================


 Basic earnings (loss) per share:
   Continuing operations                                     $   (0.03)     $     (0.09)
   Discontinued operations                                        0.03            (0.02)
                                                             --------------------------
 Net basic earnings (loss) per share                         $      --      $     (0.11)
                                                             ==========================


See accompanying Notes to Consolidated Financial Statements.

                       Diversified Thermal Solutions, Inc.

                Consolidated Statements of Stockholders' Deficit

                                                NUMBER OF
                                                 SHARES                        ADDITIONAL                         TOTAL
                                               ISSUED AND         COMMON         PAID-IN        ACCUMULATED   STOCKHOLDERS'
                                               OUTSTANDING         STOCK         CAPITAL          DEFICIT        DEFICIT
                                             ------------------------------------------------------------------------------
Balance at January 1, 2001 (restated)        16,483,710            $1,648      $ 9,144,214      $ (9,246,042)  $  (100,180)
   Shares issued for services                   552,439                56        1,082,322                --     1,082,378
   Net loss for 2001 (restated)                      --                --               --        (1,893,803)   (1,893,803)
                                             ------------------------------------------------------------------------------
Balance at December 31, 2001 (restated)      17,036,149             1,704       10,226,536       (11,139,845)     (911,605)
   Shares issued for services and
     accrued liabilities                      3,206,422               320          644,231                --       644,551
   Net income for 2002                               --                --               --            26,520        26,520
                                             ------------------------------------------------------------------------------
Balance at December 31, 2002                 20,242,571            $2,024      $10,870,767      $(11,113,325)  $  (240,534)
                                             ==============================================================================



See accompanying Notes to Consolidated Financial Statements.

                       Diversified Thermal Solutions, Inc.

                      Consolidated Statements of Cash Flows

                                                               YEAR ENDED DECEMBER 31
                                                                2002           2001
                                                             --------------------------
                                                                             (RESTATED)
OPERATING ACTIVITIES
Net income (loss)                                            $  26,520      $(1,893,803)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Gain on sale of subsidiary                               (830,752)              --
     Depreciation                                               34,720          134,079
     Loss on disposal of equipment                               8,857               --
     Stock issued for services                                 494,021        1,082,378
     Changes in operating assets and liabilities, net of
       subsidiary sale:
         Receivables                                               715         (123,739)
         Unbilled revenue to related company                   (11,827)              --
         Prepaid expenses                                           --            2,906
         Checks outstanding in excess of cash                  346,868               --
         Accounts payable and accrued expenses                  80,561         (132,476)
         Deposits                                                   --          (55,354)
                                                             --------------------------
Net cash provided by (used in) operating activities            149,683         (986,009)

INVESTING ACTIVITIES
Purchases of equipment, furniture and fixtures                 (15,542)          (6,000)
Proceeds from sale of equipment, furniture and fixtures             --          755,583
                                                             --------------------------
Net cash (used in) provided by investing activities            (15,542)         749,583

FINANCING ACTIVITIES
Net (repayments to) advances from related parties             (128,743)             135
Increase in note receivable                                         --          (74,531)
Increase in loan payable                                            --          269,173
                                                             --------------------------
Net cash (used in) provided by financing activities
                                                              (128,743)         194,777
                                                             --------------------------

Net increase (decrease) in cash                                  5,398          (41,649)

Cash at beginning of year                                        8,790           50,439
                                                             --------------------------
Cash at end of year                                          $  14,188      $     8,790
                                                             ==========================


Supplemental disclosure of cash flow information

Cash paid for interest                                       $      --      $    63,066
                                                             ==========================

                       Diversified Thermal Solutions, Inc.

Supplemental schedule of noncash activities

During March 2002, the Company sold its wholly-owned subsidiary, Access Communications, Inc. as further discussed in Note 2. This sale is summarized as follows:

     Net assets sold and liabilities assumed:
       Receivables                                                     $ 427,211
       Equipment, furniture and fixtures                                 295,282
       Deposits                                                           55,354
       Checks outstanding in excess of bank balance                     (346,868)
       Accounts payable and accrued expenses                            (932,711)
       Advances from related parties                                    (329,020)
                                                                       ---------
     Net assets sold and liabilities assumed                           $(830,752)
                                                                       =========

Additionally during 2001, the Company retired $300,000 in common stock as a result of the rescission of a previous acquisition.










See accompanying Notes to Consolidated Financial Statements.

                       Diversified Thermal Solutions, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of Diversified Thermal Solutions, Inc. (the "Company"), formerly known as VoIP Telecom, Inc., include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. (formerly Global Holdings, Inc.) and Refractory & Industrial Supply Group, Inc. Also, they include the accounts of Access Communications, Inc., the Company's sold subsidiary discussed in Note 2, through March 29, 2002. All intercompany balances and transactions have been eliminated.

Additionally, the consolidated financial statements have been retroactively restated as of December 31, 2001, and for the year ended December 31, 2001, to reflect the Company's acquisition of Global Holdings, Inc. discussed in Note 3 and the discontinued operations discussed in Note 2.

Revenue Recognition

The Company recognizes revenues at the time of shipment. Shipping and handling costs are classified as a component of costs of goods sold.

Major Customers and Credit Concentrations

The Company's revenues from continuing operations for 2002 were derived from three customers. Two of these customers are related companies controlled by family members of a major stockholder and Company board member and represented 80.3% and 12.5%, respectively, of these revenues. Two customers accounted for all of the Company's accounts receivable at December 31, 2002, with one of the related companies comprising 82.8% of the balance. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral on accounts receivable. The Company charges accounts to bad debt expense as they are determined to be uncollectible based, in part, on a review of aging and collections. Other than the write-off of the note receivable associated with the Company's sale of its subsidiary discussed in Note 2, credit losses have historically not been significant.

Property and Equipment

Property and equipment was carried at cost. Repairs and maintenance are charged to expense as incurred. Depreciation was computed using the straight-line method over the estimated useful lives of the assets.

Advertising Costs

Advertising costs are expensed as incurred.

                       Diversified Thermal Solutions, Inc.

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

Reclassification

Certain amounts in the prior year have been reclassified to conform with 2002 classifications.

2.  DISCONTINUED OPERATIONS

Prior to March 29, 2002, the Company delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers, primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, the Company sold 100% of the common stock of Access Communications, Inc. to an independent third party in exchange for a note receivable of $399,057. At the time of the sale, the subsidiary had net liabilities of $830,752 and, accordingly, the Company reported a gain on sale of subsidiary of $1,229,809. Subsequent to this sale, the Company determined the note receivable was not collectible and decreased the receivable and the previously reported gain by $399,057. The sale of Access Communications, Inc. represents the disposal of a business segment under Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, results of this operation have been classified as discontinued and the prior year balances have been restated.

Operating results of this discontinued business segment are as follows:

                                                                 YEAR ENDED DECEMBER 31
                                                                2002               2001
                                                            ------------------------------
     Revenues                                               $   18,700           $ 890,698
                                                            ==============================

     Loss from discontinued operations                      $ (172,595)          $(334,920)
     Gain on disposal of business segment                      830,752                  --
                                                            ------------------------------
     Income (loss) from discontinued operations             $  658,157           $(334,920)
                                                            ==============================

                       Diversified Thermal Solutions, Inc.

2.  DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities of the discontinued operations were as follows as of December 31, 2001:

     Current assets                                                           $   353,698
     Net equipment, furniture and fixtures                                        294,805
     Deposits                                                                      55,354
     Current liabilities (including $595,030 of intercompany accounts)         (1,409,041)
                                                                              -----------
     Net liabilities                                                          $  (705,184)
                                                                              ===========

3.  ONGOING COMPANY OPERATIONS

Subsequent to the sale of Access Communications, Inc. discussed in Note 2, the Company operated essentially as a shell company for the purpose of acquiring businesses related to the manufacturing and distribution of materials used in the refractory industry.

On July 1, 2002, the Company acquired all of the outstanding stock of Global Holdings, Inc., a related entity by common ownership and control, via the issuance of 15 million shares of common stock. In accordance with FASB Statement No. 141, "Business Combinations", as a result of the companies being under common control, the net liabilities of Global Holdings, Inc. were recorded at their carrying amount of $166,665 as of the date of the acquisition. Subsequent to the acquisition, Global Holdings, Inc. changed its name to DT Solutions, Inc. This subsidiary currently has no operations; however, the Company intends for it to operate as a manufacturer of specialized brick in the refractory industry once the asset purchase discussed in Note 7 is completed.

During July 2002, Refractory & Industrial Supply Group, Inc. was formed to operate as a distributor of refractory supplies. All of the current operations of the Company are presently conducted through this subsidiary.

4.  INCOME TAXES

For tax purposes, the Company has net operating loss ("NOL") carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

                  YEAR                 YEAR OF                       NOL
               GENERATED             EXPIRATION                    AMOUNT
               -------------------------------------------------------------
                  2000                  2020                      $8,185,122
                  2001                  2021                       1,558,903
                  2002                  2022                         127,684
                                                                  ----------
                                                                  $9,871,709
                                                                  ==========

The amount of future taxable income which may be offset by these NOL carryovers is limited due the change of ownership which occurred in July 2002 and is estimated to be approximately $80,000 annually.

                       Diversified Thermal Solutions, Inc.

4.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                                  2002               2001
                                                                ----------        ----------
     Deferred tax asset--NOL carryovers                         $3,779,877        $4,239,221
     Less valuation allowance for deferred tax assets           (3,779,877)       (4,239,221)
                                                                ----------        ----------
     Net deferred tax asset                                     $       --        $       --
                                                                ==========        ==========

The valuation allowance was decreased by $459,344 in 2002 and increased by $725,000 in 2001 due to changes in deferred tax assets for which realization was not assured.

Taxable income in 2002 was fully offset by NOL's. No income tax expense was recognized in 2002, because no deferred benefits had been recorded related to the NOL's generated in prior years. At the 34% statutory rate, the income tax expense would have been approximately $9,000.

5.  COMPANY EQUITY TRANSACTIONS

During February 2002, the Company's Board of Directors declared a twenty-for-one reverse stock split of the Company's common stock. All references to the number of shares and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the split on a retroactive basis.

During 2002, the Company issued 2,720,842 shares of common stock valued at $494,021 for services. Additionally, the Company issued 485,580 shares valued at $150,530 for accrued liabilities. Of these shares, 2,785,771 valued at $434,553 were issued to related parties including Company board members and their family. The values were determined based on reported market price of the stock.

During 2001, the Company issued 552,439 shares of common stock valued at $1,082,378 to certain shareholders, employees and debtors for services and payments of debt. The values were determined based on reported market price of the stock.

During 2000, the Company recognized a $2.2 million write-off of goodwill on a business acquisition that was rescinded in 2001. Accordingly, the Company's accumulated deficit previously reflected the write-off. The Company has reclassified this $2.2 million write-off from accumulated deficit to additional paid-in capital to properly reflect the rescission of this business acquisition.

                       Diversified Thermal Solutions, Inc.

6.  OTHER RELATED PARTY TRANSACTIONS

The Company has received advances from a related company that is also a customer and from a stockholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

7.  COMMITMENTS

The Company has entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory industry for approximately $9 million. The funding of the acquisition is to be provided through industrial revenue bonds and seller financing. The Company has received approval from the bond issuing authority and expects to fund the acquisition during 2003. Additionally, the Company has a preliminary agreement with a financial institution to obtain a $300,000 line of credit once the acquisition is complete. The Company has capitalized $192,395 in acquisition and bond costs which will be allocated between direct costs of the acquisition and debt issue costs upon completion of the acquisition. As of December 31, 2002, these costs have not yet been paid and are included in accounts payable and accrued expenses.

8.  EARNINGS (LOSS) PER SHARE DATA

Basic earnings (loss) per share assumes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there are no diluted earnings (loss) per share.

The following table sets forth the computation of basic earnings (loss) per share for the years ended December 31:

                                                                        2002             2001
                                                                     ---------------------------
   Average shares outstanding                                        19,529,956       16,799,043
                                                                     ===========================

   Loss from continuing operations per share                             $(0.03)          $(0.09)
   Income (loss) from discontinued operations per share                    0.03            (0.02)
                                                                     ---------------------------
   Net income (loss) per share                                           $   --           $(0.11)
                                                                     ===========================


As a result of the restatement related to the reverse stock split (Note 5) and the acquisition of Global Holdings, Inc. (Note 3), the Company's net loss per share has been restated for 2001 from $0.05 per share to $0.11 per share.

                       Diversified Thermal Solutions, Inc.

9.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must maintain profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the recent changes made in its operations, along with the future operations and related financing of the asset acquisition discussed in Note 7, will provide the Company future positive cash flows necessary to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This information was previously reported on form 8-K filed on November 15, 2002.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                                 AGE AS OF                                                       YEAR
                                 FEBRUARY                                                   FIRST ELECTED
              NAME               28, 2003                 POSITION(S)                         DIRECTOR
              ----               --------                 -----------                         --------
         B. Grant Hunter            39    President and Chief Executive Officer                  2001
         Julie R. Dean              31    Chief Financial Officer                                 --
         John F. Curry              44    Secretary Treasurer, Vice President of Operations,     2002
                                          Director
         Ed H. Gatlin               62    Director                                               2001
         Jerry W. Hunter            65    Director                                               2002
         W. Burley Shedd            46    Director                                               2001

         B. GRANT HUNTER became our Chief Executive Officer in 2001. Mr. Hunter is currently Vice President of Lynn Whitsett Corporation, and has served in that position since 1986. Lynn Whitsett specializes in the construction of high temperature process vessels. Mr. Hunter is the son of Jerry W. Hunter.

         JULIE R. DEAN was appointed Chief Financial Officer in November 2002. She has been employed by iDrive, LLC as an Accounting Software Consultant since January 2003. From May 2002 to present, Ms. Dean has worked as an independent accounting consultant. Prior to that time, Ms. Dean served as a Manager of Accounting and Finance for Freeliant, Inc., as a Senior Auditor with Andersen, PLLC, and as a Senior Auditor with Rhea & Ivy, PLLC.

         JOHN F. CURRY has been a director since 2002. Mr. Curry has been employed by Knight & Wilson, Inc. as a Risk Manager since February 2001. Prior to that time, Mr. Curry was self-employed.

         ED GATLIN has been a director since his election to the Board in 2001. He is a partner and Chairman of Empire Express, Inc.

         JERRY W. HUNTER has been a director with the Company since 2002. He is the President and sole stockholder of Lynn Whitsett Corporation. Mr. Hunter is the father of B. Grant Hunter.

         W. BURLEY SHEDD has been a director since 2001. Mr. Shedd is the General Manager of the Mobile, AL division of Lynn Whitsett Corporation.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of written representations from such officers, directors and shareholders with respect to the period from January 1, 2002 through December 31, 2002, we are not aware of any required Section 16(a) reports that were not filed on a timely basis, with the following exceptions:

         B. Grant Hunter inadvertently failed to report becoming a director, officer, and greater than 10% shareholder, these events were reported on a Form 3 filed on January 2, 2003.

         John F. Curry inadvertently failed to report his becoming a director and greater than 10% shareholder, but these events were reported on a Form 3 filed on January 15, 2003.

ITEM 10  EXECUTIVE COMPENSATION

         The compensation of the Chief Executive Officer of the Company and each other executive officer who received compensation in excess of $100,000 for 2002, 2001, and 2000 is described in the table set forth below.

                                        Annual Compensation               Long-Term Compensation
                                   -----------------------------  ------------------------------------
                                                                         Awards               Payouts
                                                                  -----------------------     --------
                                                                               Securities
      Name                                              Other     Restricted   Underlying
      and                                               Annual       Stock      Options/        LTIP        All Other
    Principal                      Salary   Bonus   Compensation    Awards(s)      SARs        Payouts    Compensation
    Position              Year       ($)     ($)         ($)          ($)          (#)           ($)          ($)
      (a)                 (b)        (c)     (d)         (e)          (f)          (g)           (h)          (i)
    --------              ----     ------   -----   ------------  -----------  ----------      -------    ------------
B. Grant Hunter           2002     149,449
                          2001     121,153
                          2000


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and the percentage of shares of our outstanding common stock that were beneficially owned by our Chief Executive Officer, our four other most highly compensated executive officers (including officers of subsidiaries, if applicable), our directors, nominees for directorships, all directors and named executive officers as a group, and all persons known to us to be a "beneficial owner," as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of our common stock as of December 31, 2002.

                                                               NUMBER OF SHARES OF
                                                            COMMON STOCK BENEFICIALLY          PERCENT OF
               NAME AND ADDRESS*                          OWNED AS OF DECEMBER 31, 2002         CLASS(1)
               -----------------                          -----------------------------        ----------
B. Grant Hunter                                                     9,468,229                     47%
John F. Curry                                                       7,683,714                     38%
Julie R. Dean                                                              --                     --
Ed Gatlin                                                              42,837                     **
Jerry W. Hunter                                                        51,613                     **
W. Burley Shedd                                                         3,550                     **
Named executive officers and directors as a group
   (__ individuals)                                                17,249,943                     85%

*  The address is 4126 Delp Street, Memphis, TN, 38118
** Less than 1% of the outstanding shares of our common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The number of shares of common stock outstanding used in calculating the percentage for each listed individual includes 20,242,571 shares of common stock outstanding as of December 31, 2002. There are no shares of our common stock underlying options or warrants that are currently exercisable or that are exercisable within 60 days of

        December 31, 2002. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each shareholder identified in the table possesses sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by such shareholder.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Lynn Whitsett Corporation, a corporation owned by one of our directors, Mr. Jerry Hunter, purchased approximately $153,742 in refractory materials from the Company. These purchases accounted for 80.3% of our 2002 revenues from continuing operations. Mr. Hunter and his son, B. Grant Hunter, who is our President and Chief Executive Officer, own Industrial Services Corp., a customer whose 2002 refractory materials purchases totaled approximately $23,933, and accounted for 12.5% of our 2002 revenues from continuing operations.

         Lynn Whitsett Corporation has provided noninterest-bearing advances to the Company with no stated repayment terms, and we also lease our principal place of business from Lynn Whitsett Corporation. We issued 369,168 shares of common stock to Lynn Whitsett Corporation in 2002 in exchange for Lynn Whitsett's funding of operating cash flow needs.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits are filed as part of this report:

                       EXHIBIT NUMBER:       DESCRIPTION OF EXHIBIT
                       ---------------       ----------------------
                            99.1             Section 906 Certification of B. Grant Hunter
                            99.2             Section 906 Certification of Julie R. Dean

        (b) The Company filed a report on Form 8-K on November 15, 2002, to disclose the termination of the Company's Independent Auditors. The Company reported that it had no disagreements with the terminated accounting firm on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company reported no accountant's report on the financial statements for the two years preceding the termination containing an adverse opinion or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles. The Company also reported that it has engaged, and ratified the engagement, of the firm of Coulter & Justus, P.C. as the Company's independent auditors.

ITEM 14. CONTROLS AND PROCEDURES.

         We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, the Chief Executive Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIVERSIFIED THERMAL SOLUTIONS, INC.

Date: March 31, 2003                      By:  /s/ B. Grant Hunter
                                               ------------------------------
                                               B. Grant Hunter
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                                    TITLE                              DATE
          ---------                                    -----                              ----
      /s/ John F. Curry                 Secretary-Treasurer, Vice President of       March 31, 2003
--------------------------------                Operations, and Director
         John F. Curry

     /s/ Julie R. Dean
--------------------------------
         Julie R. Dean                    Chief Financial Officer                    March 31, 2003

      /s/ Ed H. Gatlin
--------------------------------
          Ed H. Gatlin                            Director                           March 31, 2003

     /s/ Jerry W. Hunter
--------------------------------
        Jerry W. Hunter                           Director                           March 31, 2003

     /s/ W. Burley Shedd
--------------------------------
        W. Burley Shedd                           Director                           March 31, 2003

                        CERTIFICATION OF B. GRANT HUNTER

I, B. Grant Hunter, certify that:

(1) I have reviewed this annual report on Form 10-K of Diversified Thermal Solutions, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                /s/ B. GRANT HUNTER
                                                    -------------------
                                                    B. Grant Hunter
                                                    Chief Executive Officer

                         CERTIFICATION OF JULIE R. DEAN


I, Julie R. Dean, certify that:

(1) I have reviewed this annual report on Form 10-K of Diversified Thermal Solutions, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                          /s/ JULIE R. DEAN
                                              -----------------
                                              Julie R. Dean
                                              Chief Financial Officer