Form 10QSB
period 2003-03-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2003-05-15
CIK 1096835

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

     (MARK ONE)

       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ______________


                        Commission File Number: 000-28047


                       DIVERSIFIED THERMAL SOLUTIONS, INC.
                 (Exact name of issuer as specified in charter)


              Nevada                                            94-3342064
              ------                                            ----------
   (State or other jurisdiction                              (I.R.S. Employer
         of incorporation)                                  Identification No.)


                   4126 Delp Street, Memphis, Tennessee 38118
                   ------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code (901) 365-7650
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.0001 Par value                20,242,571 shares
 -------------------------------            ---------------------------
          (Class of Stock)            (Shares outstanding as of May 14, 2002)

                       Diversified Thermal Solutions, Inc.
                              INDEX TO FORM 10-QSB


Part I.  Financial Information

         Item 1.  Financial Statements.                                                          Page
                                                                                                 ----
                            Condensed Consolidated Balance Sheet..................................3
                            Condensed Consolidated Statements of Operations.......................4
                            Condensed Consolidated Statements of Cash Flows.......................5
                            Notes to Condensed Consolidated Financial Statements..................6

         Item 2.   Management's Discussion and Analysis or Plan of Operation......................9

         Item 3.   Controls and Procedures........................................................9

Part II. Other Information

         Item 6.   Exhibits and Reports on Form 8-K..............................................10

                       Diversified Thermal Solutions, Inc.

                      Condensed Consolidated Balance Sheets

                                                                    MARCH 31           DECEMBER 31
                                                                      2003                 2002
                                                                  ------------         -----------
                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash                                                           $      6,336         $     14,188
   Receivables:
     Trade, net                                                         18,081               12,260
     Related party                                                      35,637               59,009
                                                                  ------------         ------------
   Total receivables                                                    53,718               71,269
   Unbilled revenue to related company                                  15,183               11,827
   Refundable income taxes                                               5,677                8,068
                                                                  ------------         ------------
Total current assets                                                    80,914              105,352

Deferred loan and acquisition costs                                    267,059              192,395
                                                                  ------------         ------------
Total assets                                                      $    347,973         $    297,747
                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses                          $    414,164         $    294,034
   Advances from related parties:
     Shareholder                                                       106,184              120,184
     Related company                                                   125,604              124,063
                                                                  ------------         ------------
   Total advances from related parties                                 231,788              244,247
                                                                  ------------         ------------
Total current liabilities                                              645,952              538,281

Shareholders' deficit:
   Common stock, par value $0.0001, authorized 100,000,000
     shares, issued and outstanding 20,242,571 shares
                                                                         2,024                2,024
   Additional paid-in capital                                       10,870,767           10,870,767
   Accumulated deficit                                             (11,170,770)         (11,113,325)
                                                                  ------------         ------------
Net shareholders' deficit                                             (297,979)            (240,534)
                                                                  ============         ============
Total liabilities and shareholders' deficit                       $    347,973         $    297,747
                                                                  ============         ============


See accompanying Notes to Condensed Consolidated Financial Statements.

                       Diversified Thermal Solutions, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                THREE MONTHS ENDED MARCH 31
                                                                   2003             2002
                                                                ---------         ---------
                                                                                  (RESTATED)
Revenues:
   Related companies                                            $ 299,457         $      --
   Other                                                            5,820                --
                                                                ---------         ---------
Total revenues                                                    305,277                --
Costs of goods sold                                               295,211                --
                                                                ---------         ---------
Gross profit                                                       10,066                --

Operating expenses:
   Professional and consulting services                            34,814           204,181
   Salaries                                                            --           110,683
   Marketing and advertising                                       15,950             1,811
   Office and administrative                                       16,357            53,870
                                                                ---------         ---------
 Total operating expenses                                          67,121           370,545
                                                                ---------         ---------

 Operating loss                                                   (57,055)         (370,545)

 Interest expense                                                     390                --
                                                                ---------         ---------

 Loss from continuing operations                                  (57,445)         (370,545)

 Discontinued operations:
   Loss from operations of discontinued business segment               --          (172,595)
   Gain on disposal of business segment                                --           830,752
                                                                ---------         ---------
 Income from discontinued operations                                   --           658,157
                                                                ---------         ---------

 Net (loss) income                                              $ (57,445)        $ 287,612
                                                                =========         =========



See accompanying Notes to Condensed Consolidated Financial Statements.

                       Diversified Thermal Solutions, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                THREE MONTHS ENDED MARCH 31
                                                                  2003              2002
                                                                ---------        ---------
                                                                                 (RESTATED)
OPERATING ACTIVITIES
Net (loss) income                                               $(57,445)        $ 287,612
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on sale of subsidiary                                       --          (830,752)
     Depreciation                                                     --            18,118
     Stock issued for services                                        --           494,021
     Changes in operating assets and liabilities, net of
       subsidiary sale:
         Receivables                                              17,551            71,984
         Unbilled revenue to related company                      (3,356)               --
         Refundable income taxes                                   2,391                --
         Deferred loan and acquisition costs                      (8,069)               --
         Checks outstanding in excess of cash                         --           346,868
         Accounts payable and accrued expenses                    53,535          (124,260)
                                                                --------         ---------
Net cash provided by operating activities                          4,607           263,591

FINANCING ACTIVITIES
Net repayments to related parties                                (12,459)         (272,334)
                                                                --------         ---------

Net decrease in cash                                              (7,852)           (8,743)

Cash at beginning of period                                       14,188             8,790
                                                                --------         ---------
Cash at end of period                                           $  6,336         $      47
                                                                ========         =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

During March 2002, the Company sold its wholly-owned subsidiary, Access Communications, Inc. as further discussed in Note 2. This sale is summarized as follows:

     Net assets sold and liabilities assumed:
       Receivables                                                 $    427,211
       Equipment, furniture and fixtures                                295,282
       Other assets                                                      55,354
       Checks outstanding in excess of bank balance                    (346,868)
       Accounts payable and accrued expenses                           (932,711)
       Advances from related parties                                   (329,020)
                                                                   -------------
     Net assets sold and liabilities assumed                       $   (830,752)
                                                                   =============

Additionally, during the three months ended March 31, 2003, the Company incurred $66,595 in deferred loan and acquisition costs related to the acquisition discussed in Note 6 that have not yet been paid.


See accompanying Notes to Condensed Consolidated Financial Statements.

                       Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the "Company"), formerly known as VoIP Telecom, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. (formerly Global Holdings, Inc.) and Refractory & Industrial Supply Group, Inc. All inter-company balances and transactions have been eliminated.

Additionally, the condensed consolidated financial statements have been retroactively restated for the three month period ended March 31, 2002, to reflect the Company's acquisition of Global Holdings, Inc. discussed in Note 3 and the discontinued operations discussed in Note 2.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2. DISCONTINUED OPERATIONS

Prior to March 29, 2002, the Company delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers, primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, the Company sold 100% of the common stock of Access Communications, Inc. to an independent third party in exchange for a note receivable of $399,057. At the time of the sale, the subsidiary had net liabilities of $830,752 and, accordingly, the Company reported a gain on sale of subsidiary of $1,229,809. Subsequent to this sale, the Company determined the note receivable was not collectible and decreased the receivable and the previously reported gain by $399,057. The sale of Access Communications, Inc. represents the disposal of a business segment under Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, results of this operation have been classified as discontinued and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2002 have been restated.

Operating results of this discontinued business segment for the three months ended March 31, 2002 are as follows:


     Revenues                                        $        18,700
                                                     ===============

     Loss from discontinued operations               $      (172,595)
     Gain on disposal of business segment                    830,752
                                                     ---------------
     Income from discontinued operations             $       658,157
                                                     ===============

                       Diversified Thermal Solutions, Inc.

3.  ONGOING COMPANY OPERATIONS

Subsequent to the sale of Access Communications, Inc. previously discussed, the Company operated essentially as a shell company for the purpose of acquiring businesses related to the manufacturing and distribution of materials used in the refractory industry.

On July 1, 2002, the Company acquired all of the outstanding stock of Global Holdings, Inc., a related entity by common ownership and control, via the issuance of 15 million shares of common stock. In accordance with FASB Statement No. 141, "Business Combinations", as a result of the companies being under common control, the net liabilities of Global Holdings, Inc. were recorded at their carrying amount of $166,665 as of the date of the acquisition. Subsequent to the acquisition, Global Holdings, Inc. changed its name to DT Solutions, Inc. This subsidiary currently has no operations; however, the Company intends for it to operate as a manufacturer of specialized brick in the refractory industry once the asset purchase discussed in Note 6 is completed.

During July 2002, Refractory & Industry Supply Group, Inc. was formed to operate as a distributor of refractory supplies. All of the current operations of the Company are presently conducted through this subsidiary.

4.  RELATED PARTY TRANSACTIONS

The Company's revenues from continuing operations for the three months ended March 31, 2003 were derived from three customers. Two of these customers are related companies controlled by family members of a major stockholder and Company board member and represented 98.1% of these revenues. These related companies also represented 66.3% of the Company's accounts receivable at March 31, 2003. Additionally, the Company has received advances from this related company and a shareholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

5. COMPANY EQUITY TRANSACTIONS

During February 2002, the Company's Board of Directors declared a twenty-for-one reverse stock split of the Company's common stock. All references to the number of shares and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect the split on a retroactive basis.

During the three months ended March 31, 2002, the Company issued 2,720,842 shares of common stock valued at $494,021 to certain shareholders and employees for their services. The values were determined based on the reported market price of the stock.

6. COMMITMENTS

The Company has entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business for approximately $9 million. The funding of the acquisition is expected to be provided through financial institution and seller financing. Additionally, the Company has a preliminary agreement with a financial institution to obtain a $300,000 line of credit once the acquisition is complete. The Company has capitalized $267,059 in acquisition and loan costs which will be allocated between direct costs of the acquisition and debt issue costs upon completion of the acquisition.

                       Diversified Thermal Solutions, Inc.

7. EARNINGS PER SHARE DATA

Basic earnings per share assumes no dilution and is computed by dividing income
(loss) available to common shareholders by the weighted average number of common stock shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there is no diluted earnings per share.

The following table sets forth the computation of basic earnings per share for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                           2003                2002
                                                        ----------        --------------
                                                                            (RESTATED)
   Average shares outstanding                           20,242,571            18,291,570
                                                        ==========        ==============
   Loss from continuing operations per share            $       --        $        (0.02)
   Income from discontinued operations per share                --                  0.04
                                                        ----------        --------------
   Net (loss) income per share                          $       --        $         0.02
                                                        ==========        ==============

As a result of the restatement related to the revision in the gain on disposal of business segment (Note 2), the reverse stock split (Note 5) and the acquisition of Global Holdings, Inc. (Note 3), the Company's net income per share has been restated for the three months ended March 31, 2002 from $0.21 per share to $0.02 per share.

8. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must maintain profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the recent changes made in its operations, along with the future operations and related financing of the asset acquisition discussed in Note 6, will provide the Company future positive cash flows necessary to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         CAUTION REGARDING FORWARD-LOOKING STATEMENTS

         THE FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE NOT HISTORICAL FACTS. THESE STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS, INCLUDING BUT NOT LIMITED TO, STATEMENTS CONCERNING FUTURE ACQUISITIONS, FUTURE OPERATING RESULTS, STATEMENTS CONCERNING INDUSTRY PERFORMANCE, CAPITAL EXPENDITURES, FINANCINGS, AS WELL AS ASSUMPTIONS RELATED TO THE FOREGOING. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "SHOULD", "CONTINUE" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS AND OUTCOMES FOR FUTURE PERIODS
TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT OR VIEW EXPRESSED HEREIN. OUR FINANCIAL PERFORMANCE AND THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE FURTHER QUALIFIED BY OTHER RISKS INCLUDING THOSE SET FORTH FROM TIME TO TIME IN DOCUMENTS FILED BY US WITH THE SEC.

         INTRODUCTION

         Prior to March 29, 2002, we delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, we sold Access Communications. The sale represents the disposal of a business segment. The results of this business segment have been classified as discontinued, and the results of operations and cash flow for the three months ended March 31, 2002 have been restated to reflect such classification. On July 1, 2002, we acquired 100% of the outstanding stock of Global Holdings, Inc. and shifted our business focus towards acquiring businesses related to the manufacturing and distribution of materials used in the refractory business. Because of the change in our business focus from the long distance industry to the refractory industry and the disposal of our long distance business, a comparison of 2003 results of operations to 2002 results of operations would not be beneficial and is not presented.

         BALANCE SHEETS

         As discussed in the footnotes to our financial statements, we have entered into a letter of intent to acquire substantially all of the assets of a company that manufactures specialized brick used in the refractory business. As a result of this intended acquisition, our deferred loan and acquisition costs have increased approximately $75,000 from December 31, 2002 to March 31, 2003. Additionally, due to these and other costs and our limited cash flow pending this acquisition, our accounts payable and accrued expenses have increased by approximately $120,000 from December 31, 2002 to March 31, 2003. There have been no other significant changes affecting our balance sheet since December 31, 2002.

         RESULTS OF OPERATIONS

Revenue. Our revenue from continuing refractory operations for the three months ended March 31, 2003 was $305,277. Our revenue was derived from three customers. Two of these customers are related companies controlled by family members of a major stockholder and director of our company and represented 98.1% of our revenue.

Operating Expenses. Our operating expenses from continuing operations for the three months ended March 31, 2003 totaled $67,121. Of this amount, $24,814 represented payments of professional and consulting services. We incurred no salary expense. We incurred $15,950 of marketing and advertising expenses to develop the logos and brands for Diversified Thermal Solutions and RIS Group, and to announce and market our new products resulting from our distribution agreements with Reno Refractories and Henan General Machinery.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

         We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, the Chief Executive Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a).       Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b).    Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DIVERSIFIED THERMAL SOLUTIONS, INC.
                                      Registrant


Date:   May 15, 2003             /s/ B. Grant Hunter
                                 --------------------------------------------
                                 B. Grant Hunter
                                 President and Chief Executive Officer


Date:   May 15, 2003             /s/ Julie Dean
                                 --------------------------------------------
                                 Julie Dean
                                 Acting Chief Financial Officer

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     May 15, 2003                /s/ B. Grant Hunter
                                      --------------------------------------
                                      B. Grant Hunter
                                      President, and Chief Executive Officer

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003                        /s/ Julie Dean
                                             -------------------------------
                                             Julie Dean
                                             Acting Chief Financial Officer