Form 10QSB
period 2003-06-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2003-08-19
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File Number: 000-28047

DIVERSIFIED THERMAL SOLUTIONS, INC.

(Exact name of issuer as specified in charter)

Nevada	94-3342064

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4126 Delp Street, Memphis, Tennessee 38118

(Address of principal executive offices)

Registrant’s telephone number, including area code (901) 365-7650

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value (Class of Stock)	20,242,571 shares (Shares outstanding as of August 14, 2002)

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

Page

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	11
Part II. Other Information
Item 4. Items Voted On at Annual Meeting of Shareholders	11
Item 6. Exhibits and Reports on Form 8-K	12

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	June 30	December 31
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$—	$14,188
Receivables:
Trade, net	19,386	12,260
Related party	12,459	59,009

Total receivables	31,845	71,269
Unbilled revenue to related company	4,993	11,827
Refundable income taxes	—	8,068
Inventories	4,000	—

Total current assets	40,838	105,352
Deferred loan and acquisition costs	274,513	192,395

Total assets	$315,351	$297,747

Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$157	$—
Accounts payable and accrued expenses	312,169	294,034
Unearned revenue	59,400	—
Advances from related parties:
Shareholder	83,184	120,184
Related company	186,388	124,063

Total advances from related parties	269,572	244,247

Total current liabilities	641,298	538,281
Shareholders’ deficit:
Common stock, par value $0.0001, authorized 100,000,000 shares, issued and outstanding 20,242,571 shares	2,024	2,024
Additional paid-in capital	10,870,767	10,870,767
Accumulated deficit	(11,198,738)	(11,113,325)

Net shareholders’ deficit	(325,947)	(240,534)

Total liabilities and shareholders’ deficit	$315,351	$297,747

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

		(Restated)		(Restated)
Revenues:
Related companies	$25,564	$—	$325,020	$—
Other	—	—	5,820	—

Total revenues	25,564	—	330,840	—
Costs of goods sold	15,649	—	320,614	—

Gross profit	9,915	—	10,226	—
Operating expenses:
Professional and consulting services	25,203	18,324	60,017	292,133
Salaries	—	98,047	—	180,729
Marketing and advertising	8,306	—	24,256	13,443
Office and administrative	4,373	7,499	10,976	8,110

Total operating expenses	37,882	123,870	95,249	494,415

Operating loss	(27,967)	(123,870)	(85,023)	(494,415)
Interest expense	—	—	390	—

Loss from continuing operations	(27,967)	(123,870)	(85,413)	(494,415)
Discontinued operations:
Loss from operations of discontinued business segment	—	—	—	(172,595)
Gain on disposal of business segment	—	—	—	830,752

Income from discontinued operations	—	—	—	658,157

Net (loss) income	$(27,967)	$(123,870)	$(85,413)	$163,742

Loss from continuing operations per share	$—	$(0.01)	$—	$(0.02)
Income from discontinued operations per share	—	—	—	0.03

Net (loss) income per share	$—	$(0.01)	$-	$0.01

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30

	2003	2002

		(Restated)
Operating activities
Net (loss) income	$(85,413)	$163,742
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of subsidiary	—	(830,752)
Depreciation	—	19,178
Stock issued for services	—	494,021
Changes in operating assets and liabilities, net of subsidiary sale:
Receivables	39,424	71,984
Unbilled revenue to related company	6,834	—
Refundable income taxes	8,068	—
Inventories	(4,000)	—
Deferred loan and acquisition costs	(18,193)	—
Checks outstanding in excess of bank balance	157	346,868
Accounts payable and accrued expenses	(45,790)	(20,978)
Unearned revenue	59,400	—

Net cash (used in) provided by operating activities	(39,513)	244,063
Financing activities
Net repayments to related parties	25,325	(252,806)

Net decrease in cash	(14,188)	(8,743)
Cash at beginning of period	14,188	8,790

Cash at end of period	$—	$47

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

Additionally, during the six months ended June 30, 2003, the Company has $63,925 in deferred loan and acquisition costs related to the acquisition discussed in Note 6 that have not yet been paid.

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”), formerly known as VoIP Telecom, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. (formerly Global Holdings, Inc.) and Refractory & Industrial Supply Group, Inc. All inter-company balances and transactions have been eliminated.

Additionally, the condensed consolidated financial statements have been retroactively restated for the three and six month periods ended June 30, 2002, to reflect the Company’s acquisition of Global Holdings, Inc. discussed in Note 3 and the discontinued operations discussed in Note 2.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form
10-KSB for the year ended December 31, 2002.

2. Discontinued Operations

Prior to March 29, 2002, the Company delivered international long distance service via flexible, server-based networks consisting of resale arrangements with other long distance providers, primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, the Company sold 100% of the common stock of Access Communications, Inc. to an independent third party in exchange for a note receivable of $399,057. At the time of the sale, the subsidiary had net liabilities of $830,752 and, accordingly, the Company reported a gain on sale of subsidiary of $1,229,809. Subsequent to this sale, the Company determined the note receivable was not collectible and decreased the receivable and the previously reported gain by $399,057. The sale of Access Communications, Inc. represents the disposal of a business segment under Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, results of this operation have been classified as discontinued and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2002 have been restated.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

2. Discontinued Operations (continued)

Operating results of this discontinued business segment for the six months ended June 30, 2002 are as follows:

Revenues	$18,700

Loss from discontinued operations	$(172,595)
Gain on disposal of business segment	830,752

Income from discontinued operations	$658,157

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

4. Related Party Transactions

The Company’s revenues from continuing operations for the six months ended June 30, 2003 were derived from three customers. Two of these customers are related companies controlled by family members of a major stockholder and Company board member and represented 98.2% of these revenues. These related companies also represented 39.1% of the Company’s accounts receivable at June 30, 2003. Additionally, the Company has received advances from this related company and a shareholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

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

During the six months ended June 30, 2002, the Company issued 2,720,482 shares of common stock valued at $494,021 to certain shareholders and employees for their services. The values were determined based on reported market price of the stock.

6. Commitments

The Company has entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business for approximately $9 million. The funding of the acquisition is expected to be provided through financial institution and seller financing. Additionally, the Company has a preliminary agreement with a financial institution to obtain a $300,000 line of credit once the acquisition is complete. The Company has capitalized $274,513 in acquisition and loan costs which will be allocated between direct costs of the acquisition and debt issue costs upon completion of the acquisition.

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

The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

		(Restated)		(Restated)
Average shares outstanding	20,242,571	19,756,340	20,242,571	19,232,975

Loss from continuing operations per share	$—	$(0.01)	$—	$(0.02)
Income from discontinued operations per share	—	—	—	0.03

Net (loss) income per share	$—	$(0.01)	$—	$0.01

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Earnings (Loss) Per Share Data (continued)

As a result of the restatement related to the revision in the gain on disposal of business segment (Note 2), the reverse stock split (Note 5) and the acquisition of Global Holdings, Inc. (Note 3), the Company’s net (loss) income per share has been restated for the three and six months ended June 30, 2002 from $(0.03) per share to $(0.01) per share and $0.13 per share to $0.01 per share, respectively.

8. Equity Incentive Plan

During the second quarter of 2003, the Company shareholders approved the 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Plan”) in an effort to promote the interests of the Company and its shareholders. Under the terms of the Plan, current and prospective officers and employees, and directors of and consultants to the Company or its subsidiaries or affiliates are eligible to be granted awards. Also under the terms of the Plan, the Company is authorized to grant stock options, including both incentive stock options and non-qualified stock options and is also authorized to grant stock appreciation rights, either with or without a related option. The Company has reserved 1,500,000 shares of authorized common stock for future issuance under the Plan. No stock options or stock appreciation rights have yet been issued under the Plan.

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

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

      Caution regarding Forward-Looking Statements

      The following information specifies certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “should”, “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the SEC.

      Introduction

      Prior to March 29, 2002, we delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers primarily through our wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, we sold Access Communications. The sale represents the disposal of a business segment. The results of this business segment have been classified as discontinued, and the results of operations and cash flow for the three months ended March 31, 2002 have been restated to reflect such classification. On July 1, 2002, we acquired 100% of the outstanding stock of Global Holdings, Inc. and shifted our business focus towards acquiring businesses related to the manufacturing and distribution of materials used in the refractory business. Because of the change in our business focus from the long distance industry to the refractory industry and the disposal of our long distance business, a comparison of 2003 results of operations to 2002 results of operations would not be beneficial and is not presented.

      Balance Sheets

      As discussed in the footnotes to our financial statements, we have entered into a letter of intent to acquire substantially all the assets of a company that manufactures specialized brick used in the refractory business. As discussed below, we have significantly reduced our operations in the second quarter pending the completion of this acquisition. Accordingly, this has resulted in a decrease in our accounts receivable at June 30, 2003. Also, as a result of this intended acquisition, our deferred loan and acquisition costs have increased $82,118 from December 31, 2002 to June 30, 2003. We have funded these deferred loan and acquisition costs through advances from related parties and increases in accounts payable and accrued expenses. Additionally, we have recorded $59,400 as unearned revenue as a result of an advance payment received on an item that was shipped in July 2003. This amount has been recorded as unearned revenue at June 30, 2003. As a result of these matters, our current liabilities have increased by $105,953 over the six months ended June 30, 2003. There have been no other significant changes affecting our balance sheet since December 31, 2002.

      Results of Operations

      Revenue — Our revenue from continuing refractory operations for the six months ended June 30, 2003 was $330,840. However, only $25,564 was related to the second quarter of 2003 due to the significant reduction in our operations, as previously discussed. We expect our current operations to resume upon the completion of the acquisition. Substantially all of our revenue was derived from two customers, which are related companies controlled by family members of a major stockholder and director of our Company.

      Operating Expenses — Our operating expenses from continuing operations for the six months ended June 30, 2003 totaled $95,249. Of this amount, $60,017 represented payments of professional and consulting services. We incurred no salary expense. We incurred $24,256 of marketing and advertising expenses to develop the logos and brands for Diversified Thermal Solutions and RIS Group, and to announce and market our new products. The remaining expenses were routine office and administrative related.

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

Item 3. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

      We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, the Chief Executive Officer has concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.

Item 4. Items Voted on at Annual Meeting of Shareholders

(a)  Election of Directors.

      At the 2003 annual meeting of shareholders, held on June 19, 2003, five directors were elected for terms that expire at the annual meeting of shareholders in 2004. The votes per director were as follows:

Director	Votes For	Votes Against	Votes Withheld

B. Grant Hunter	17,183,395	0	3,059,176
John F. Curry	17,183,395	0	3,059,176
Ed H. Gatlin	17,183,395	0	3,059,176
Jerry W. Hunter	17,183,395	0	3,059,176

(b)  Approval of 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan

      The 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan was approved by the shareholders at the annual meeting of shareholders by a vote of 17,183,395 FOR, 0 AGAINST, and 3,059,176 WITHHELD.

(c)  Ratification of Independent Auditors

      At the annual meeting of shareholders, the shareholders voted to ratify Coulter & Justus, P.C., as our independent auditors. The vote for ratification was as follows: 17,183,395 FOR, 0 AGAINST, and 3,059,176 WITHHELD.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

           None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.
Registrant

Date:August 19, 2003	/s/ B. Grant Hunter

B. Grant Hunter President and Chief Executive Officer

Date:August 19, 2003	/s/ Julie Dean

Julie Dean
Acting Chief Financial Officer