Form 10QSB
period 2003-09-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2003-11-14
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______________ to _______________

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

Common Stock, $0.0001 Par value	20,242,571 shares

(Class of Stock)	(Shares outstanding as of November 13, 2003)

Diversified Thermal Solutions, Inc.

INDEX TO FORM 10-QSB

			Page

Part I	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets	1
		Condensed Consolidated Statements of Operations	2
		Condensed Consolidated Statements of Cash Flows	3
		Notes to Condensed Consolidated Financial Statements	5
	Item 2.	Management’s Discussion and Analysis or Plan of Operation	8
	Item 3.	Controls and Procedures	9
Part II	Other Information
	Item 6.	Exhibits and Reports on Form 8-K. 10

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	September 30	December 31
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$2,857	$14,188
Receivables:
Trade, net	–	12,260
Related party	3,623	59,009

Total receivables	3,623	71,269
Unbilled revenue to related company	–	11,827
Refundable income taxes	–	8,068
Inventories	4,000	–

Total current assets	10,480	105,352
Deferred loan and acquisition costs	275,764	192,395

Total assets	$286,244	$297,747

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$324,869	$294,034
Advances from related parties:
Shareholder	80,684	120,184
Related company	186,803	124,063

Total advances from related parties	267,487	244,247

Total current liabilities	592,356	538,281
Shareholders’ deficit:
Common stock, par value $0.0001, authorized 100,000,000 shares, issued and outstanding 20,242,571 shares	2,024	2,024
Additional paid-in capital	10,870,767	10,870,767
Accumulated deficit	(11,178,903)	(11,113,325)

Net shareholders’ deficit	(306,112)	(240,534)

Total liabilities and shareholders’ deficit	$286,244	$297,747

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Revenues:
Related companies	$109,448	$38,939	$434,468	$38,939
Other	35,478	–	41,298	–

Total revenues	144,926	38,939	475,766	38,939
Costs of goods sold	114,804	32,139	435,418	32,139

Gross profit	30,122	6,800	40,348	6,800
Operating expenses:
Professional and consulting services	4,613	49,637	64,630	320,142
Salaries	–	–	–	208,729
Marketing and advertising	207	18,169	24,463	18,169
Office and administrative	5,467	2,285	16,443	29,655

Total operating expenses	10,287	70,091	105,536	576,695

Operating income (loss)	19,835	(63,291)	(65,188)	(569,895)
Other expenses:
Loss on disposal of equipment	–	8,857	–	8,857
Interest expense	–	–	390	–

Total other expenses	–	8,857	390	8,857
Income (loss) from continuing operations	19,835	(72,148)	(65,578)	(578,752)
Discontinued operations:
Loss from operations of discontinued business segment	–	–	–	(172,595)
Gain on disposal of business segment	–	–	–	830,752

Income from discontinued operations	–	–	–	658,157

Net income (loss)	$19,835	$(72,148)	$(65,578)	$79,405

Income (loss) from continuing operations per share	$–	$–	$–	$(0.03)
Income from discontinued operations per share	–	–	–	0.03

Net income (loss) income per share	$–	$–	$–	$–

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30

	2003	2002

Operating activities
Net (loss) income	$(65,578)	$79,405
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of subsidiary	–	(830,752)
Depreciation	–	34,720
Write-off of equipment	–	8,857
Stock issued for services	–	644,551
Changes in operating assets and liabilities, net of subsidiary sale:
Receivables	67,646	71,984
Unbilled revenue to related company	11,827	–
Refundable income taxes	8,068	–
Inventories	(4,000)	–
Restricted cash	–	(27,535)
Deferred loan and acquisition costs	(38,464)	(46,073)
Checks outstanding in excess of bank balance	–	346,868
Accounts payable and accrued expenses	(14,070)	(130,089)
Unearned revenue	–	20,385

Net cash (used in) provided by operating activities	(34,571)	172,321
Investing activities
Purchases of equipment, furniture and fixtures	–	(15,542)
Financing activities
Net advances (repayments) to related parties	23,240	(160,699)

Net decrease in cash	(11,331)	(3,920)
Cash at beginning of period	14,188	8,790

Cash at end of period	$2,857	$4,870

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

Additionally, during the nine months ended September 30, 2003, the Company has $44,905 in deferred loan and acquisition costs related to the acquisition discussed in Note 6 that have not yet been paid.

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”), formerly known as VoIP Telecom, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

2. Discontinued Operations

Prior to March 29, 2002, the Company delivered international long distance service via flexible, server-based networks consisting of resale arrangements with other long distance providers, primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, the Company sold 100% of the common stock of Access Communications, Inc. to an independent third party in exchange for a note receivable of $399,057. At the time of the sale, the subsidiary had net liabilities of $830,752 and, accordingly, the Company reported a gain on sale of subsidiary of $1,229,809. Subsequent to this sale, the Company determined the note receivable was not collectible and decreased the receivable and the previously reported gain by $399,057. The sale of Access Communications, Inc. represents the disposal of a business segment under Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, results of this operation have been classified as discontinued.

Operating results of this discontinued business segment for the nine months ended September 30, 2002 are as follows:

Revenues	$18,700

Loss from discontinued operations	$(172,595)
Gain on disposal of business segment	830,752

Income from discontinued operations	$658,157

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

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

4. Related Party Transactions

The Company’s revenues from continuing operations for the nine months ended September 30, 2003 were derived from three customers. Two of these customers are related companies controlled by family members of a major stockholder and Company board member and represented 91.3% of these revenues. These related companies also represented 100% of the Company’s accounts receivable at September 30, 2003. Additionally, the Company has received advances from this related company and a shareholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

5. Company Equity Transactions

During the nine months ended September 30, 2002, the Company issued 3,206,422 shares of common stock valued at $644,551 to certain shareholders and employees for their services. The values were determined based on the reported market price of the stock.

6. Commitments

The Company has entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business for approximately $9 million. The funding of the acquisition is expected to be provided through financial institution and seller financing. Additionally, the Company has a preliminary agreement with a financial institution to obtain a $300,000 line of credit once the acquisition is complete. The Company has capitalized $275,764 in acquisition and loan costs which will be allocated between direct costs of the acquisition and debt issue costs upon completion of the acquisition.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Earnings (Loss) Per Share Data

Basic earnings (loss) per share assumes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there are no diluted earnings per share.

The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Average shares outstanding	20,242,571	20,121,013	20,242,571	19,316,171

Loss from continuing operations per share	$–	$–	$–	$(0.03)
Income from discontinued operations per share	–	–	$–	0.03

Net (loss) income per share	$–	$–	$–	$–

8. Equity Incentive Plan

During the second quarter of 2003, the Company shareholders approved the 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Plan”) in an effort to promote the interests of the Company and its shareholders. Under the terms of the Plan, current and prospective officers and employees, and directors of and consultants to the Company or its subsidiaries or affiliates are eligible to be granted awards. Also under the terms of the Plan, the Company is authorized to grant stock options, including both incentive stock options and non-qualified stock options and is also authorized to grant stock appreciation rights, either with or without a related option. The Company has reserved 1,500,000 shares of authorized common stock for future issuance under the Plan. No stock options or stock appreciation rights have been issued under the Plan.

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

      Introduction

      Prior to March 29, 2002, we delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers primarily through our wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, we sold Access Communications. The sale represents the disposal of a business segment. The results of this business segment have been classified as discontinued in the accompanying statement of operations for the nine months ended September 30, 2002. On July 1, 2002, we acquired 100% of the outstanding stock of Global Holdings, Inc. and shifted our business focus towards acquiring businesses related to the manufacturing and distribution of materials used in the refractory business. Because of the change in our business focus from the long distance industry to the refractory industry and the disposal of our long distance business, a comparison of the nine months ended September 30, 2003 results of operations to the nine months ended September 30, 2002 results of operations would not be beneficial and is not presented. Below is a discussion of the changes in the third quarter results between 2003 and 2002.

      Balance Sheets

      Our accounts receivable have decreased by approximately $68,000 between December 31, 2002 and September 30, 2003. This decrease is primarily due to the offsetting of approximately $60,000 of accounts receivable from and accounts payable to a company that is both a vendor and a customer based on a recent arrangement between us and the customer, as allowed by Accounting Principles Board Opinion No. 10. As discussed in the footnotes to our financial statements, we have entered into a letter of intent to acquire substantially all the assets of a company that manufactures specialized brick used in the refractory business. As a result of this intended acquisition, our deferred loan and acquisition costs have increased by approximately $83,000 from December 31, 2002 to September 30, 2003. We have funded these deferred loan and acquisition costs through advances from related parties and increases in accounts payable and accrued expenses. Accordingly, our current liabilities have increased by approximately $54,000, net of the $60,000 offset against accounts receivable discussed above, between December 31, 2002 and September 30, 2003. There have been no other significant changes affecting our balance sheet since December 31, 2002.

      Results of Operations

      Revenue

      Our revenue from continuing refractory operations for the nine months ended September 30, 2003 was $475,766, of which $144,926 was related to the third quarter of 2003. Third quarter 2003 revenues increased approximately $105,000 from 2002 primarily due to more established operations and a few large sales transactions.

      Operating Expenses

      Our operating expenses from continuing operations for the nine months ended September 30, 2003 totaled $105,536. Of this amount, $64,630 represented payments of professional and consulting services. We incurred no salary expense. We incurred $24,463 of marketing and advertising expenses to develop the logos and brands for Diversified Thermal Solutions and RIS Group, and to announce and market our new products. The remaining expenses were routine office and administrative related. These expenses are significantly less for the three months ended September 30, 2003 than the same period of 2002. We incurred a large amount of professional fees related to our change in operations during the third quarter of 2002. Additionally, marketing and advertising expenses during the third quarter of 2002 were significant related to the acquisition of Global Holdings, Inc. We did not incur such significant expenses related to these matters during the third quarter of 2003.

      Liquidity and Capital Resources

      Currently, our losses from continuing operations have been funded by a major shareholder and a related company that is also a customer. These advances are non-interest bearing and have no stated repayment terms. We are currently seeking funding for our pending acquisition as well as a working capital and acquisition line of credit. There is no assurance that additional funding will be available under favorable terms, if at all. Our inability to raise additional funding will harm our ability to implement our business plan which will, in turn, hurt our ability to generate revenue. Our independent auditors have expressed their concern that our continuing cash requirements, among other things, raise substantial doubt about our ability to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a).          Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2 Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

      (b).          Reports on Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.
Registrant

Date: November 13, 2003	/s/ B. Grant Hunter

B. Grant Hunter President and Chief Executive Officer

Date: November 13, 2003	/s/ Julie Dean

Julie Dean Acting Chief Financial Officer