Form 10KSB
period 2003-12-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2004-03-30
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from        to

Commission File Number: 000-31225

DIVERSIFIED THERMAL SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	3255	94-3342064

(State of jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

4126 Delp Street, Suite 200, Memphis, TN 38118

(Address of principal executive offices)

Issuer’s telephone number, including area code (901) 365-7650

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock par value, $0.0001

          Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [   ]

          Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues from continuing operations for its most recent fiscal year: $502,123.

          Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $748,157 as of March 25, 2004.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,242,571 shares of common stock as of March 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure format (check one): Yes [   ] No [X]

PART I.

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

Refractory Industry

     Refractory products are heat-resistant materials used for the linings for high-temperature furnaces and reactors and other processing units. In addition to being resistant to thermal stress and other physical phenomena induced by heat, refractory products must also withstand physical wear and corrosion caused by chemical agents and rapid changes in temperature. Refractory products are more heat resistant than metals and are required for any heating applications above 1000 (Degree) Fahrenheit. Because refractory products are so resistant to heat, erosion and corrosion, they are typically used in any process involving heat and corrosion such as in kilns and furnaces. The total U.S. market for clay building material and refractory products is estimated to have been approximately $6.8 billion in 2001. In recent years, the refractory industry has witnessed a large amount of consolidation, typically with large non-U.S. conglomerates acquiring smaller manufacturers.

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

     Refractory products typically have relatively high bulk density, high softening point, and high crushing strength. Refractory products are typically referred to as:

•	Monolithic - a furnace lining without joints, formed of material which is rammed, cast, gunned or sintered into place;

•	Brick - low grade, low alumina to high grade, high alumina straight and shaped brick; or

1

•	Pre-Cast Shapes - special shapes designed to the customer’s specifications, such as a doorjamb in a furnace.

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

Strategy

     We are in the process of developing an integrated operating and acquisition strategy designed to maximize internal and external growth through a combination of selective acquisitions and procuring distribution agreements with leading suppliers. Currently, we have in place arrangements with various suppliers to produce, to our specifications, monolithics and brick products under our label RISG.

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

     Selective Marketing. We intend to have sales managers initially in the Southeast and Northeast that will work directly with only two or three approved contractor/installers. We will focus primarily on the non-ferrous industries such as aluminum, chemical, pulp and paper, power generation, incineration and petrochemical. These are industries that typically purchase refractory products through the contractor/installer instead of buying directly from the manufacturer. We also intend to have 3 or 4 technical sales specialists assigned to the minerals processing industries such as lime and cement, and 1 or 2 specialists assigned to the iron and steel industries such as steel mills, integrated steel, mini mills, and foundry accounts.

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

Employees

          On December 31, 2003, we had no employees. Our Chief Executive Officer and Chief Financial Officer provide their services to the Company on a contract basis.

Additional Information

          We are subject to the reporting and informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith file reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”) pursuant to the Exchange Act. Such reports, proxy statements and other information filed by the Company may be examined without charge at, or copies obtained upon payment of prescribed fees from, the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Electronic filings made through the Electronic Data Gathering, Analysis and Retrieval System are publicly available through the Commission’s web site (http://www.sec.gov).

Item 2. DESCRIPTION OF PROPERTY

          We lease 500 square feet of office space that we use for our corporate headquarters at 4126 Delp Street, Suite 200, Memphis, TN, 38118, from Lynn Whitsett Corporation. We currently are not charged for the use of this property. We believe that the property is suitable for its current usage, and that it is adequately insured.

Item 3. LEGAL PROCEEDINGS

          We are not party to any litigation and to our knowledge, no action, suit or proceeding against us has been threatened by any person or entity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

          Our common stock has been quoted under the symbol DVTS since July 31, 2002. Our common stock was traded under the symbol VOIP from February 25, 2002 until July 30, 2002. Prior to that time, our common stock was traded under the symbol VOTM. The common stock is quoted on the OTC Bulletin Board. The following is a list of the high and low bid quotations by fiscal quarters for 2003 and 2002:

	Low	High
Quarter ended March 31, 2003	$0.19	$0.90
Quarter ended June 30, 2003	0.15	0.25
Quarter ended September 30, 2003	0.15	0.25
Quarter Ended December 31, 2003	0.15	0.45
Quarter ended March 31, 2002	$0.01	$2.25
Quarter ended June 30, 2003	0.30	1.10
Quarter ended September 30, 2002	0.15	0.34
Quarter ended December 31, 2002	0.22	0.85

          The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations were obtained from yahoo.finance.com.

Holders

          We estimate that there were approximately 116 holders of record of our common stock as of December 31, 2003.

Dividends

          We have not paid a cash dividend on our common stock during the past two fiscal years. We do not anticipate paying dividends during the foreseeable future.

Equity Compensation Plans

          The following table sets forth, as of December 31, 2003, certain information with respect to shares of common stock authorized for issuance under the our equity compensation plans:

Number of securities
remaining available for
future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans
	outstanding options,	options,	(excluding securities
Plan Category	warrants and rights(1)	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,500,000

Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,500,000

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Introduction

          Prior to March 29, 2002, we delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers primarily through our wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, we sold Access Communications. This sale represented the disposal of a business segment and the results of this segment have been classified as discontinued in our 2002 statement of operations.

          During July 2002, we shifted our business focus towards acquiring businesses related to the manufacturing and distribution of materials used in the refractory business. As a result of this business focus shift, on July 1, 2002, we acquired 100% of the outstanding stock of Global Holdings, Inc. and subsequently changed its name to DT Solutions, Inc. We entered into a letter of intent in 2002 to acquire substantially all of the assets, excluding cash and accounts receivables, of a company that manufactures specialized brick used in the refractory business. These assets are expected to become the operating assets of DT Solutions, Inc., once the acquisition is completed. This acquisition has been delayed due to changes in our financing, along with related amendments to the letter of intent. These delays have resulted in the expiration of the letter of intent; however, we are continuing to negotiate with the business owner and expect the acquisition to take place in 2004. Additionally in July 2002, we formed Refractory & Industrial Supply Group, Inc. (“RIS Group”) which operates as a distributor of refractory supplies. All of our continuing operations in 2002 and 2003 were conducted through RIS Group. Due to the business focus shift, 2002 continuing operations represent six months of activities compared to a full year for 2003.

Balance Sheets

          The primary changes in our balance sheets between December 31, 2003 and 2002 relate to the acquisition discussed above. As a result of this attempted acquisition, our deferred loan and acquisition costs have increased significantly along with our accounts payable, accrued expenses and advances from related parties which is primarily how we have funded these costs. Cash has also decreased as of result of these costs. Also, at December 31, 2003 a right of offset existed for a certain customer/vendor, and accordingly, accounts receivable and accounts payable were offset by approximately $60,000. No such right of offset existed at December 31, 2002. There have been no other significant changes affecting our balance sheet since December 31, 2002.

Results of Operations

          Revenue. Our revenue from continuing refractory operations increased 163% to $502,123 for the year ended December 31, 2003 from 191,460 for the year ended December 31, 2002. This increase was related to the fact that 2002 revenues include only six months of refractory operations and a few large transactions that occurred in 2003. Substantially all of our revenue was derived from two customers, which are related companies controlled by family members of a major stockholder and director of our Company.

          Operating Expenses. Our operating expenses from continuing operations decreased 83% to $110,426 for the year ended December 31, 2003 from 639,612 for the year ended December 31, 2002. Of this amount, $48,359 represented professional and consulting services. We incurred $24,463 of marketing and advertising expenses to develop the logos and brands for Diversified Thermal Solutions and RIS Group, and to announce and market our new products. The remaining expenses were routine office and administrative related. As expected, our expenses for 2003 were significantly less than 2002. This was due in part to a large amount of current year costs being capitalized as deferred loan and acquisition costs as discussed above. Also, during 2002, we incurred a large amount of professional fees associated with our shift in business focus and we issued stock to certain former employees, which resulted in unusually high salary expense in 2002. Pending the completion of our acquisition, we currently have no employees and all work is being performed on a contract basis.

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

Off Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS

          Our financial statements are included in pages F-2 through F-11.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was previously reported on form 8-K filed on November 15, 2002.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          While we currently have no full time employees and our Chief Executive Officer and Chief Financial Officer are providing services on a contract basis, we maintain disclosure controls and procedures, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during the fourth quarter 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The following table sets forth certain information about our executive officers and directors as of March 24, 2004.

Name	Age	Position
B. Grant Hunter	40	President and Chief Executive Officer
Julie R. Dean	32	Chief Financial Officer
John F. Curry	45	Secretary Treasurer, Vice President of Operations, Director
Ed H. Gatlin	63	Director
Jerry W. Hunter	66	Director
W. Burley Shedd	47	Director

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

          Ed Gatlin has been a director since 2001. He is a partner and Chairman of Empire Express, Inc.

          Jerry W. Hunter has been a director with the Company since 2002. He is the President and sole stockholder of Lynn Whitsett Corporation. Mr. Hunter is the father of B. Grant Hunter.

          W. Burley Shedd has been a director since 2001. Mr. Shedd is the General Manager of the Mobile, AL division of Lynn Whitsett Corporation.

Audit Committee Financial Expert

          We do not have an audit committee financial expert serving on our audit committee. Because of our small size and limited resources, we are not able to attract a candidate to serve on our audit committee that would be an audit committee financial expert.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of written representations from such officers, directors and shareholders with respect to the period from January 1, 2002 through December 31, 2002, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

Code of Ethics

          Because we do not have any full time employees, we have not adopted a code of ethics.

Item 10. EXECUTIVE COMPENSATION

     As of December 31, 2003, we had no full time employees. The compensation of our Chief Executive Officer for 2003, 2002, and 2001 is described in the table set forth below.

Name and Principal Position	Year	Annual Salary
B. Grant Hunter	2003	$0
	2002	149,449
	2001	121,153

Benefit Plans

2003 Equity Incentive Plan

          We adopted and our stockholders approved our 2003 Equity Incentive Plan in May 2003. The 2003 Equity Incentive Plan will terminate in May 2013. The 2003 Equity Incentive Plan provides for the grant of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock rights and other forms of equity compensation, which may be granted to employees, including officers, non-employee directors and consultants.

          Share Reserve. An aggregate of 1,500,000 shares of common stock are reserved for issuance under the 2003 Equity Incentive Plan.

          The following types of shares issued under the 2003 Equity Incentive Plan may again become available for the grant of new awards under the 2003 Equity Incentive Plan: restricted stock that is repurchased or forfeited prior to it becoming fully vested; shares withheld for taxes; shares used to pay the exercise price of an option in a net exercise; and shares tendered to the company to pay the exercise price of an option. In addition, shares subject to stock options that have expired or otherwise terminated without having been exercised in full may again become available for the grant of new awards under the 2003 Equity Incentive Plan. Shares issued under the 2003 Equity Incentive Plan may be previously unissued shares or reacquired shares bought on the market or otherwise.

          Administration. Our Board of Directors will administer the 2003 Equity Incentive Plan. The Board of Directors may delegate authority to administer the 2003 Equity Incentive Plan to a committee. Subject to the terms of the 2003 Equity Incentive Plan, our Board of Directors or its authorized committee, the plan administrator, determines recipients, grant dates, the numbers and types of equity awards to be granted and the terms and conditions of the equity awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, the plan administrator will also determine the exercise price of options granted, the purchase price for rights to purchase restricted stock and, if applicable, phantom stock and the strike price for stock appreciation rights. The plan administrator may also amend the terms of the plan and outstanding equity awards. Amendments to the 2003 Equity Incentive Plan are subject to stockholder approval to the extent required by law, rule or regulation. In addition, the plan administrator may amend an option to lower its exercise price or exchange an option for an option with a lower exercise price, another equity award, cash or any other valuable consideration or may take any other action that is treated as a repricing under generally accepted accounting principles.

          Nonstatutory Stock Options. Nonstatutory stock options will be granted pursuant to nonstatutory stock option agreements. The plan administrator determines the exercise price for a nonstatutory stock option. Options granted under the 2003 Equity Incentive Plan vest at the rate specified in the option agreement.

     Generally, the plan administrator determines the term of nonstatutory stock options granted under the 2003 Equity Incentive Plan. Unless the terms of an optionee’s nonstatutory stock option agreement provide otherwise, if an optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death, the optionee, or his or her beneficiary, may exercise any vested options up to 12 months in the event of disability, 18 months in the event of death and 24 months in the event of retirement, after the date such service relationship ends. If an optionee’s relationship with us, or any affiliate of ours, ceases for any reason other than disability, death or retirement the optionee may exercise any vested options up to three months from cessation of service, unless the terms of the stock option agreement provide for earlier or later termination.

     Acceptable consideration for the purchase of common stock issued upon the exercise of a nonstatutory stock option will be determined by the plan administrator and may include cash, common stock previously owned by the optionee, a broker assisted exercise and the net exercise of the option.

     Generally, an optionee may not transfer a nonstatutory stock option other than by will or the laws of descent and distribution unless the nonstatutory stock option agreement provides otherwise. However, an optionee may designate a beneficiary who may exercise the option following the optionee’s death.

     Restricted Stock Awards. Restricted stock awards are purchased through a restricted stock award agreement. The purchase price for restricted stock awards must be at least the par value of the stock. The purchase price for a restricted stock award may be payable in cash or the recipient’s past or future services performed or to be performed for us or any of our affiliates. Rights to acquire shares under a restricted stock award may not be transferred other than by will or by the laws of descent and distribution.

     Stock Appreciation Rights. Stock appreciation rights are granted pursuant to stock appreciation rights agreements. The plan administrator determines the strike price for a stock appreciation right. A stock appreciation right granted under the 2004 Equity Incentive Plan vests at the rate specified in the stock appreciation right agreement.

     The plan administrator determines the term of stock appreciation rights granted under the 2003 Equity Incentive Plan. If an awardee’s service relationship with us, or any of our affiliates, ceases due to disability or death, the awardee, or his or her beneficiary, may exercise any vested stock appreciation right up to three months or such longer or shorter period of time provided in the stock appreciation rights agreement. Different post-termination exercise periods may be provided in the stock appreciation rights agreement for specific terminations of service such as death, disability or retirement.

     Phantom Stock Awards. Phantom stock awards are granted pursuant to phantom stock award agreements. A phantom stock award may require the payment of at least par value. Payment of any purchase price may be made in any form of legal consideration acceptable to the plan administrator. Rights to acquire shares under a phantom stock agreement may not be transferred other than by will or by the laws of descent and distribution.

     Other Equity Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the award, the purchase price, if any, the timing of exercise and vesting and any repurchase rights associated with such awards. Unless otherwise specifically provided for in the award agreement, such awards may not be transferred other than by will or by the laws of descent and distribution.

     Changes in Control. In the event of specified corporate transactions, all outstanding options and stock appreciation rights under the incentive plan either will be assumed, continued or substituted for by any surviving or acquiring entity. If the surviving or acquiring entity elects not to assume, continue or substitute for such awards, such equity awards will become fully vested and exercisable and such equity awards will be terminated if not exercised prior to the effective date of the corporate transaction. Other forms of equity awards such as restricted stock awards may have their repurchase or forfeiture rights assigned to the surviving or acquiring entity. If such repurchase or forfeiture rights are not assigned, then such equity awards will become fully vested. Following specified change in control transactions, the vesting and exercisability of specified equity awards generally will be accelerated only if the awardee’s award agreement so specifies. The standard form of stock option agreement provides for options to become fully vested and exercisable if an optionee is involuntarily terminated without cause or has a constructive termination, in either case, within twelve months after the change in control.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and the percentage of shares of our outstanding common stock that were beneficially owned by our Chief Executive Officer, our directors and named executive officers and directors as a group, and all persons known to us to be a “beneficial owner,” as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of our common stock as of December 31, 2003.

	Number of Shares of Common Stock	Percent
Name and Address*	Beneficially Owned as of December 31, 2003	of Class(1)
B. Grant Hunter	9,468,229	47%
John F. Curry	7,683,714	38%
Julie R. Dean	—	—
Ed Gatlin	42,837	*	*
Jerry W. Hunter	51,613	*	*
W. Burley Shedd	3,550	*	*
Named executive officers and directors as a group (6 individuals)	17,249,943	85%

*	The address is 4126 Delp Street, Memphis, TN, 38118

**	Less than 1% of the outstanding shares of our common stock.

          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The number of shares of common stock outstanding used in calculating the percentage for each listed individual includes 20,242,571 shares of common stock outstanding as of December 31, 2003. There are no shares of our common stock underlying options or warrants that are currently exercisable or that are exercisable within 60 days of December 31, 2003. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each shareholder identified in the table possesses sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by such shareholder.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During the year ended December 31, 2003, Lynn Whitsett Corporation, a corporation owned by one of our directors, Mr. Jerry Hunter, purchased $203,166 in refractory materials from us. These purchases accounted for 40.5% of our 2003 revenues from continuing operations. Mr. Hunter and his son, B. Grant Hunter, who is our President and Chief Executive Officer, own Industrial Services Corp., a customer whose 2003 refractory materials purchases totaled $227,947, and accounted for 45.4% of our 2003 revenues from continuing operations.

          Lynn Whitsett Corporation, B. Grant Hunter and Jerry Hunter have provided noninterest-bearing advances to us with no stated repayment terms, and we also lease our principal place of business from Lynn Whitsett Corporation.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	There were no reports filed on Form 8-K during the quarter ended December 31, 2003.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Board of Directors has appointed Coulter & Justus, P.C. as our independent auditors to audit the financial statements of the Company and to perform other accounting services, if appropriate, for the year ending December 31, 2004.

     Fees paid to Coulter & Justus for services provided during the years ended December 31, 2003 and 2002, are presented below. “Audit Fees” include fees associated with the annual audits and our IPO. “Audit-Related Fees” include fees associated with assurance and related services related to the performance of the audit. “Tax Fees” include fees associated with tax compliance, tax advice, and tax planning.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2003	$22,632	$16,200	$0	$0
2002	0	9,753	0	0

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.
Date: March 27, 2004	By:	/s/ B. Grant Hunter
B. Grant Hunter
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Curry John F. Curry	Secretary-Treasurer, Vice President of Operations, and Director	March 27, 2004

/s/ Julie R. Dean Julie R. Dean	Chief Financial Officer	March 27, 2004

/s/ Ed H. Gatlin Ed H. Gatlin	Director	March 27, 2004

/s/ Jerry W. Hunter Jerry W. Hunter	Director	March 27, 2004

/s/ W. Burley Shedd W. Burley Shedd	Director	March 27, 2004

Diversified Thermal Solutions, Inc.

Consolidated Financial Statements

Years ended December 31, 2003 and 2002

Report of Independent Auditors

The Board of Directors
Diversified Thermal Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Diversified Thermal Solutions, Inc. (formerly known as VoIP Telecom, Inc.) and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Thermal Solutions, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company has capitalized deferred loan and acquisition costs of $364,704 at December 31, 2003, related to the acquisition of a company discussed in Note 6. Should this acquisition fail to occur, these costs would be expensed.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9, the Company’s continuing cash requirements, among other things, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coulter & Justus, P.C.

Knoxville, Tennessee
February 17, 2004

Diversified Thermal Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash	$4,168	$14,188
Receivables:
Trade	17,467	12,260
Related company	2,338	59,009

Total receivables	19,805	71,269
Unbilled revenue to related company	926	11,827
Refundable income taxes	—	8,068
Inventories	4,148	—

Total current assets	29,047	105,352
Deferred loan and acquisition costs	364,704	192,395

Total assets	$393,751	$297,747

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$358,363	$294,034
Advances from related parties:
Shareholders	80,684	120,184
Related company	271,592	124,063

Total advances from related parties	352,276	244,247

Total current liabilities	710,639	538,281
Stockholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding shares—20,242,571 in 2003 and 2002	2,024	2,024
Additional paid-in capital	10,870,767	10,870,767
Accumulated deficit	(11,189,679)	(11,113,325)

Net stockholders’ deficit	(316,888)	(240,534)

Total liabilities and stockholders’ deficit	$393,751	$297,747

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Consolidated Statements of Operations

	Year ended December 31
	2003	2002
Revenues:
Related companies	$431,113	$177,699
Other	71,010	13,761

Total revenues	502,123	191,460
Costs of goods sold	467,661	174,628

Gross profit	34,462	16,832
Operating expenses:
Professional and consulting services	48,359	405,029
Salaries	—	180,729
Marketing and advertising	24,463	31,873
Office and administration	37,604	21,981

Total operating expenses	110,426	639,612

Operating loss	(75,964)	(622,780)
Other expenses:
Interest	(390)	—
Loss on disposal of equipment	—	(8,857)

Total other expenses	(390)	(8,857)

Loss from continuing operations	(76,354)	(631,637)
Discontinued operations:
Loss from operations of discontinued business segment	—	(172,595)
Gain on disposal of business segment	—	830,752

Income from discontinued operations	—	658,157

Net (loss) income	$(76,354)	$26,520

Basic earnings (loss) per share:
Continuing operations	$—	$(0.03)
Discontinued operations	—	0.03

Net basic earnings (loss) per share	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Consolidated Statements of Stockholders’ Deficit

	Number of
	Shares		Additional		Total
	Issued and	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficit
Balance at January 1, 2002	17,036,149	$1,704	$10,226,536	$(11,139,845)	$(911,605)
Shares issued for services and accrued liabilities	3,206,422	320	644,231	—	644,551
Net income for 2002	—	—	—	26,520	26,520

Balance at December 31, 2002	20,242,571	2,024	10,870,767	(11,113,325)	(240,534)
Net loss for 2003	—	—	—	(76,354)	(76,354)

Balance at December 31, 2003	20,242,571	$2,024	$10,870,767	$(11,189,679)	$(316,888)

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002
Operating activities
Net (loss) income	$(76,354)	$26,520
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of subsidiary	—	(830,752)
Depreciation	—	34,720
Loss on disposal of equipment	—	8,857
Stock issued for services	—	494,021
Changes in operating assets and liabilities, net of subsidiary sale in 2002:
Receivables	51,464	715
Unbilled revenue to related company	10,901	(11,827)
Deferred loan and acquisition costs	(47,407)	—
Inventories	(4,148)	—
Refundable income taxes	8,068	—
Checks outstanding in excess of cash	—	346,868
Accounts payable and accrued expenses	(60,573)	80,561

Net cash (used in) provided by operating activities	(118,049)	149,683
Investing activities
Purchases of equipment, furniture and fixtures	—	(15,542)
Financing activities
Net advances from (repayments to) related parties	108,029	(128,743)

Net (decrease) increase in cash	(10,020)	5,398
Cash at beginning of year	14,188	8,790

Cash at end of year	$4,168	$14,188

Supplemental disclosure of noncash activities

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

Principles of Consolidation

The accompanying consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”), formerly known as VoIP Telecom, Inc., include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. (formerly Global Holdings, Inc.) and Refractory & Industrial Supply Group, Inc. Also, they include the accounts of Access Communications, Inc., the Company’s sold subsidiary discussed in Note 2, through March 29, 2002. All intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenues at the time of shipment. Shipping and handling costs are classified as a component of costs of goods sold.

Major Customers and Credit Concentrations

The Company’s revenues from continuing operations for 2003 and 2002 were derived primarily from three customers. Two of these customers are related companies controlled by family members of a major stockholder and Company board member and represented 45.4% and 40.5%, of the 2003 revenues. These two customers accounted for 80.3% and 12.5% of the 2002 revenues from continuing operations. Two customers accounted for all of the Company’s accounts receivable at both December 31, 2003 and 2002. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral on accounts receivable. The Company charges accounts to bad debt expense as they are determined to be uncollectible based, in part, on a review of aging and collections. Credit losses have historically not been significant.

Advertising Costs

Advertising costs are expensed as incurred.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

1.	Significant Accounting Policies (continued)

Property and Equipment

Property and equipment was carried at cost. Repairs and maintenance are charged to expense as incurred. Depreciation was computed using the straight-line method over the estimated useful lives of the assets.

Offsetting of Accounts

The Company offsets accounts receivables and accounts payables whenever a right of setoff exists. At December 31, 2003, such a right of offset existed for a certain customer/vendor and accounts receivable and accounts payable were offset by $59,658. No such right of offset existed at December 31, 2002.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

2.	Discontinued Operations

Prior to March 29, 2002, the Company delivered international long distance service via flexible, server-based networks consisting of re-sale arrangements with other long distance providers, primarily through its wholly-owned subsidiary, Access Communications, Inc. On March 29, 2002, the Company sold 100% of the common stock of Access Communications, Inc. to an independent third party in exchange for a note receivable of $399,057. At the time of the sale, the subsidiary had net liabilities of $830,752 and, accordingly, the Company reported a gain on sale of subsidiary of $1,229,809. Subsequent to this sale, the Company determined the note receivable was not collectible and decreased the receivable and the previously reported gain by $399,057. The sale of Access Communications, Inc. represents the disposal of a business segment under Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, results of this operation have been classified as discontinued for the year ended December 31, 2002.

Operating results of this discontinued business segment are as follows for the year ended December 31, 2002:

Revenues	$18,700

Loss from discontinued operations	$(172,595)
Gain on disposal of business segment	830,752

Income from discontinued operations	$658,157

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

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

For tax purposes, the Company has net operating loss (“NOL”) carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

Year	Year of	NOL
Generated	Expiration	Amount
2000	2020	$8,185,122
2001	2021	1,558,903
2002	2022	127,684
2003	2023	75,907

		$9,947,616

The amount of future taxable income which may be offset by the 2000 and 2001 NOL carryovers is limited due the change of ownership which occurred in July 2002 and is estimated to be approximately $80,000 annually.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

4.	Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2003	2002
Deferred tax assets:
NOL carryovers	$3,808,942	$3,779,877
Expenses not currently deductible	189,161	189,161

Total deferred tax assets	3,998,103	3,969,038
Less valuation allowance for deferred tax assets	(3,998,103)	(3,969,038)

Net deferred tax asset	$—	$—

The valuation allowance was increased by $29,065 in 2003 and decreased by $270,183 in 2002 due to changes in deferred tax assets for which realization was not assured.

Taxable income in 2002 was fully offset by NOL’s. No income tax expense was recognized in 2002, because no deferred benefits had been recorded related to the NOL’s generated in prior years. At the 34% statutory rate, the income tax expense would have been approximately $9,000 in 2002.

5.	Company Equity Matters

During 2002, the Company issued 2,720,842 shares of common stock valued at $494,021 for services. Additionally, the Company issued 485,580 shares valued at $150,530 for accrued liabilities. Of these shares, 2,785,771 valued at $434,553 were issued to related parties including Company board members and their family. The values were determined based on the reported market price of the stock.

During 2003, the Company’s stockholders approved the 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Plan”) in an effort to promote the interests of the Company and its stockholders. Under the terms of the Plan, current and prospective officers and employees, and directors of and consultants to the Company or its subsidiaries or affiliates are eligible to be granted awards. Also under the terms of the Plan, the Company is authorized to grant stock options, including both incentive stock options and non-qualified stock options and is also authorized to grant stock appreciation rights, either with or without a related option. The Company has reserved 1,500,000 shares of authorized common stock for future issuance under the Plan. As of December 31, 2003, no stock options or stock appreciation rights have been issued under the Plan.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.	Commitments

During 2002, the Company entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business for approximately $9 million. Due to delays related to amending and restructuring the original letter of intent, along with changes in the financing, the acquisition has taken longer than originally expected to complete and the letter of intent has expired; however, the Company and the refractory business owner are still pursuing the acquisition and management of the Company anticipates the acquisition will take place in 2004. The funding of the acquisition is expected to be provided through financial institution and seller financing. Additionally, the Company anticipates obtaining a $300,000 and a $500,000 working capital line of credit once the acquisition is complete. Also at the completion of the acquisition, the Company will be required to pay approximately $260,000 in professional fees associated with the acquisition. Should this acquisition fail to occur, the Company is not liable for these fees, and accordingly, these amounts have not been accrued in the Company’s balance sheet.

The Company has capitalized $364,704 in acquisition and loan costs which will be allocated between direct costs of the acquisition and debt issue costs upon completion of the acquisition. Should this acquisition fail to occur, these capitalized costs would be expensed. The Company had $124,902 and $192,395 of these capitalized costs that were not paid and included in accounts payable and accrued expenses as of December 31, 2003 and 2002, respectively.

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

The following table sets forth the computation of basic earnings (loss) per share for the years ended December 31:

	2003	2002
Average shares outstanding	20,242,571	19,529,956

Loss from continuing operations per share	$—	$(0.03)
Income from discontinued operations per share	—	0.03

Net income (loss) per share	$—	$—

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Other Related Party Transactions

The Company has received advances from a related company that is also a customer, from a stockholder and from a family member of a major stockholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

9. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the future operations and related financing of the asset acquisition discussed in Note 6 will provide the Company future positive cash flows necessary to continue as a going concern.