Form 10QSB
period 2004-03-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2004-05-14
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

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

Common Stock, $0.0001 Par value	20,242,571 shares

(Class of Stock)	(Shares outstanding as of May 10, 2004)

Transitional Small Business Disclosure Format (check one):       Yes ☐       No ☒

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

Page
Part I. Financial Information
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	8
Item 3. Controls and Procedures	9
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	9
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	March 31	December 31
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash	$276	$4,168
Receivables:
Trade, net	8,049	17,467
Related party	3,717	2,338

Total receivables	11,766	19,805
Unbilled revenue to related company	—	926
Inventories	4,148	4,148

Total current assets	16,190	29,047
Deferred loan and acquisition costs	383,720	364,704

Total assets	$399,910	$393,751

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$207,263	$358,363
Advances from related parties:
Shareholder	80,684	80,684
Related company	469,795	271,592

Total advances from related parties	550,479	352,276

Total current liabilities	757,742	710,639
Shareholders’ deficit:
Common stock, par value $0.0001, authorized 100,000,000 shares, issued and outstanding 20,242,571 shares	2,024	2,024
Additional paid-in capital	10,870,767	10,870,767
Accumulated deficit	(11,230,623)	(11,189,679)

Net shareholders’ deficit	(357,832)	(316,888)

Total liabilities and shareholders’ deficit	$399,910	$393,751

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2004	2003
Revenues:
Related companies	$3,717	$299,457
Other	8,049	5,820

Total revenues	11,766	305,277
Costs of goods sold	11,843	295,211

Gross (loss) profit	(77)	10,066
Operating expenses:
Professional and consulting services	24,538	34,814
Marketing and advertising	2,082	15,950
Office and administrative	14,247	16,357

Total operating expenses	40,867	67,121

Operating loss	(40,944)	(57,055)
Interest expense	—	390
Net loss	$(40,944)	$(57,445)

Net loss per share	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2004	2003
Operating activities
Net loss	$(40,944)	$(57,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities, net of subsidiary sale:
Receivables	8,039	17,551
Unbilled revenue to related company	926	(3,356)
Refundable income taxes	—	2,391
Deferred loan and acquisition costs	—	(8,069)
Accounts payable and accrued expenses	(170,116)	53,535

Net cash (used in) provided by operating activities	(202,095)	4,607
Financing activities
Net borrowings (repayments) to related parties	198,203	(12,459)

Net decrease in cash	(3,892)	(7,852)
Cash at beginning of period	4,168	14,188

Cash at end of period	$276	$6,336

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Refractory & Industrial Supply Group, Inc. All inter-company balances and transactions have been eliminated.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

2. Related Party Transactions

The Company’s revenues from continuing operations for the three months ended March 31, 2004 and 2003 were derived from two customers. One of these customers is a related company controlled by a family member of a major stockholder and Company board member and represented 31.6% of the first quarter 2004 revenues. This customer accounted for 98.1% of the first quarter 2003 revenues. Two customers, including this related company, accounted for all of the Company’s accounts receivables at March 31, 2004 and December 31, 2003. Additionally, the Company has received advances from this related company and a shareholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

3. Commitments and Contingencies

During 2002, the Company entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business for approximately $9 million. Due to delays related to amending and restructuring the original letter of intent, along with changes in the financing, the acquisition has taken longer than originally expected to complete and the letter of intent has expired; however, the Company and the refractory business owner are still pursuing the acquisition. The funding of the acquisition is expected to be provided through financial institution and seller financing. Additionally, the Company anticipates obtaining working capital lines of credit of $300,000 and $500,000 once the acquisition is complete. Also, at the completion of the acquisition, the Company will be required to pay approximately $260,000 in professional fees associated with the acquisition. Should this acquisition fail to occur, the Company is not liable for these fees, and, accordingly, these amounts have not been accrued in the Company’s balance sheet.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Commitments and Contingencies (continued)

The Company has capitalized $383,720 in acquisition and loan costs which will be allocated between direct costs of the acquisition and debt issue costs upon completion of the acquisition. Should this acquisition fail to occur, these capitalized costs would be expensed. The Company incurred $19,016 during the first quarter 2004 and $66,595 during the first quarter 2003 of these capitalized costs that were not paid and included in accounts payable and accrued expenses as of March 31, 2004 and 2003, respectively.

4. Loss Per Share Data

Basic earnings/loss per share assumes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there is no diluted loss per share.

The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended
	March 31
	2004	2003
Average shares outstanding	20,242,571	20,242,571

Net loss per share	$—	$—

5. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the future operations and related financing of the asset acquisition discussed in Note 3 will provide the Company future positive cash flows necessary to continue as a going concern.

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

     Introduction

     This Quarterly Report on Form 10-QSB for the period ended March 31, 2004 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined above.

     General

     Our primary business purpose is to acquire businesses related to the manufacturing and distribution of materials used in the refractory industry. In regards to this, we are currently negotiating the purchase of substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business. DT Solutions, Inc., one of our subsidiaries, currently has no operations; however, we intend for it to operate as a manufacturer of specialized brick in the refractory industry once this asset purchase is completed.

     Refractory & Industrial Supply Group, Inc., our other subsidiary, was formed to operate as a distributor of refractory supplies. All of our current operations are presently conducted through this subsidiary.

     Balance Sheets

     Our assets have not changed significantly since December 31, 2003. Our deferred loan and acquisition costs have increased as a result of the asset-purchase negotiations discussed above. Additionally, our accounts receivable have decreased due to our significant decrease in operations in the first quarter 2004. Overall our total liabilities have increased somewhat due to our current limited cash flows. We received additional advances from a related company to fund our cash flow needs and to reduce our accounts payable and accrued expenses. There have been no other significant changes affecting our balance sheet since December 31, 2003.

     Results Of Operations

     Revenue. Our revenues for the first quarter of 2004 were $11,766 which is a significant decrease from first quarter of 2003. This decrease is attributable to our limited operations thus far in 2004 pending the acquisition discussed above.

     Expenses. Due to an untimely shipment of our goods to a customer, we incurred additional product costs which resulted in our cost of goods sold exceeding our revenues for the first quarter of 2004. We have corrected this matter and do not anticipate this problem to recur in the future. Overall our operating expenses have decreased in the first quarter 2004 compared to the first quarter 2003. This decrease was anticipated due to the slowdown in our operations pending the acquisition discussed above.

     Liquidity and Capital Resources

     Currently, our losses have been funded by a major shareholder and a related company that is also a customer. These advances are non-interest bearing and have no stated repayment terms. We are currently seeking funding for the acquisition discussed above as well as a working capital and acquisition line of credit. There is no assurance that additional funding will be available under favorable terms, if at all. Our inability to raise additional funding will harm our ability to implement our business plan which will, in turn, hurt our ability to generate revenue. Our independent auditors have expressed their concern that our continuing cash requirements, among other things, raise substantial doubt about our ability to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

     31.1 Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

     31.2 Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

     32.1 Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

     32.2 Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

(b). Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant
Date: May 13, 2004	/s/ B. Grant Hunter
B. Grant Hunter
President and Chief Executive Officer

Date: May 13, 2004	/s/ Mary Eubanks
Mary Eubanks
Acting Chief Financial Officer