Form 10QSB
period 2004-06-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2004-08-23
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	20,467,571 shares

(Class of Stock)	(Shares outstanding as of August 13, 2004)

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

Page
Part I. Financial Information

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation.	8

Item 3. Controls and Procedures.	9

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.	9
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	June 30	December 31
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash	$185	$4,168
Receivables:
Trade, net	15,611	17,467
Related company	–	2,338

Total receivables	15,611	19,805
Unbilled revenue to related company	–	926
Inventories	4,148	4,148

Total current assets	19,944	29,047
Equipment	59,843	–
Deferred loan and acquisition costs	5,000	364,704

Total assets	$84,787	$393,751

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$206,552	$358,363
Advances from related parties:
Shareholder	80,684	80,684
Related company	520,419	271,592

Total advances from related parties	601,103	352,276

Total current liabilities	807,655	710,639
Shareholders’ deficit:
Common stock, par value $0.0001, authorized 100,000,000 shares, issued and outstanding 20,467,571 in 2004 and 20,242,571 shares in 2003	2,047	2,024
Additional paid-in capital	10,966,587	10,870,767
Accumulated deficit	(11,691,502)	(11,189,679)

Net shareholders’ deficit	(722,868)	(316,888)

Total liabilities and shareholders’ deficit	$84,787	$393,751

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Revenues:
Related companies	$20,746	$25,564	$24,463	$325,020
Other	7,562	–	15,611	5,820

Total revenues	28,308	25,564	40,074	330,840
Costs of goods sold	23,340	15,649	35,183	320,614

Gross profit	4,968	9,915	4,891	10,226
Operating expenses:
Professional and consulting services	49,680	25,203	74,218	60,017
Marketing and advertising	–	8,306	–	24,256
Office and administrative	921	4,373	17,250	10,976

Total operating expenses	50,601	37,882	91,468	95,249

Operating loss	(45,633)	(27,967)	(86,577)	(85,023)
Write-off of deferred loan and and acquisition costs	(415,246)	–	(415,246)	–
Interest expense	–	–	–	(390)

Net loss	$(460,879)	$(27,967)	$(501,823)	$(85,413)

Basic net loss per share	$(.02)	$–	$(.02)	$–

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2004	2003
Operating activities
Net loss	$(501,823)	$(85,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of deferred loan and acquisition costs	415,246
Stock issued for services	36,000	—
Changes in operating assets and liabilities:
Receivables	4,194	39,424
Unbilled revenue to related company	926	6,834
Refundable income taxes	–	8,068
Inventories	–	(4,000)
Deferred loan and acquisition costs	38,256	(18,193)
Checks outstanding in excess of bank balance	–	157
Accounts payable and accrued expenses	(245,609)	(45,790)
Unearned revenue	–	59,400

Net cash used in operating activities	(252,810)	(39,513)
Financing activities
Net borrowings from related parties	248,827	25,325

Net decrease in cash	(3,983)	(14,188)
Cash at beginning of period	4,168	14,188

Cash at end of period	$185	$–

Supplemental schedule of noncash activities

During the six months ended June 30, 2004 and 2003, the Company has $93,798 and $63,925, respectively, in deferred loan and acquisition costs related to the acquisitions discussed in Note 3 that have not yet been paid.

Additionally, shareholders contributed equipment totaling $59,843 during the six months ended June 30, 2004.

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

2. Related Party Transactions

The Company’s revenues for the six months ended June 30, 2004 were derived from two customers. One of these customers is a related company controlled by a family member of a major stockholder and Company board member and represented 61% of these revenues. The other customer accounted for all of the Company’s accounts receivable at June 30, 2004.

Additionally, the Company has received advances from the related company and a shareholder in order to meet its current obligations. These advances are noninterest bearing and have no stated repayment terms.

During May 2004, the two majority shareholders of the Company contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment used in the refractory industry and the entity has no revenues, expenses or liabilities. Due to the related party nature of this transaction, in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, these assets were recorded by the Company at their carrying amount of $59,843. Additional paid-in capital was increased by this same amount.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Acquisition Matters

During 2002, the Company entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business. Due to delays to amending and restructuring the original letter of intent, along with changes in the financing, the anticipated acquisition took longer than expected and the letter of intent expired. During second quarter 2004, the management of the Company determined they would no longer pursue this acquisition. Accordingly, the Company has written off $415,246 in loan and acquisition costs that were previously capitalized related to this acquisition. The Company is currently disputing additional fees of approximately $93,000 related to this acquisition. The ultimate outcome of these fee disputes is not presently determinable and, accordingly, such amounts have not been accrued in the accompanying condensed consolidated financial statements.

During August 2004, the Company entered into a separate non-binding letter of intent to acquire substantially all of the assets and assume certain liabilities of a separate company that operates in the refractory industry for approximately $4.9 million. The Company anticipates this acquisition will be financed through note agreements with both the seller and a financial institution. The Company has capitalized $5,000 in acquisition and loan costs related to this new intended acquisition, which will be allocated between direct costs of the acquisition and debt issue costs upon the completion of the acquisition.

4. Stock Issuance

During June 2004, the Company issued under its 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan 225,000 shares of common stock valued at $36,000 to certain consultants of the Company. Two of these consultants who received 100,000 shares each are also Company board members. This amount has been recorded as professional and consulting services expenses in the accompanying condensed consolidated statement of operations.

5. Loss Per Share Data

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

The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Net loss	$(460,879)	$(27,967)	$(501,823)	$(85,413)
Average shares outstanding	20,298,821	20,242,571	20,274,714	20,242,571

Net loss per share	$(.02)	$–	$(.02)	$–

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

6. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the future operations and related financing of the pending asset acquisition discussed in Note 3 will provide the Company future positive cash flows necessary to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation.

     Caution regarding Forward-Looking Statements

     The following information specifies certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “shall,” “will,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the SEC.

     Introduction

This Quarterly Report on Form 10-QSB for the period ended June 30, 2004 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

     General

Our primary business purpose is to acquire businesses related to the manufacturing and distribution of materials used in the refractory industry. We were previously negotiating the purchase of substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business. During the second quarter of 2004, a decision was made to cease further negotiations related to this acquisition; accordingly, we wrote-off $415,246 in previously recorded deferred loan and acquisition costs. During August 2004, we entered into a separate non-binding letter of intent to acquire substantially all of the assets and assume certain liabilities of a separate company that operates in the refractory industry. DT Solutions, Inc., one of our subsidiaries, currently has no operations; however, we intend for it to operate as a manufacturer of specialized brick in the refractory industry once this acquisition is completed.

Refractory & Industrial Supply Group, Inc., another of our other subsidiaries, was formed to operate as a distributor of refractory supplies. All of our current operations are presently conducted through this subsidiary.

During May 2004, our two majority shareholders contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment (with a carrying value of $59,843) used in the refractory industry and the entity has no revenues, expenses or liabilities. LWP became our latest wholly-owned subsidiary.

     Balance Sheets

Our assets have changed significantly since December 31, 2003. This is primarily due to our write-off of previously recorded deferred loan and acquisition cost as discussed above. Our remaining deferred loan and acquisition costs relate to the new acquisition we are pursuing. During May 2004, we recorded the equipment contributed to us through LWP, as discussed above. Overall our total liabilities have increased somewhat due to our current limited cash flows. We received additional advances from a related company to fund our cash flow needs and to reduce our accounts payable and accrued expenses. During June 2004, we issued 225,000 shares of our common stock under the terms of our 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Equity Incentive Plan”) resulting in an increase of $36,000 in our common stock and additional paid-in capital based on the fair value of the stock issued. There have been no other significant changes affecting our balance sheet since December 31, 2003.

     Results Of Operations

Revenue – Our revenues for the first half of 2004 were $40,074 which is a significant decrease from first half of 2003. This decrease is attributable to our limited operations thus far in 2004 pending the acquisition discussed above.

Expenses – Due to an untimely shipment of our goods to a customer in the first quarter of 2004, we incurred additional product costs which resulted in a significant increase in our cost of goods sold percentage from 2003. We have corrected this matter and do not anticipate this problem to recur in the future. During the second quarter of 2004 our professional and consulting services expenses increased significantly as a result of our issuing stock under our Equity Incentive Plan valued at $36,000 as previously discussed. With the exception of this expense, our overall operating expenses have decreased in the first half of 2004 compared to the first half of 2003 due to the slowdown in our operations pending the acquisition discussed above.

     Liquidity And Capital Resources

Currently, our losses have been funded by a major shareholder and a related company that is also a customer. These advances are non-interest bearing and have no stated repayment terms. We are currently seeking funding for our pending acquisition through a financial institution. There is no assurance that additional funding will be available under favorable terms, if at all. Our inability to raise additional funding will harm our ability to implement our business plan which will, in turn, hurt our ability to generate revenue. Our independent auditors have expressed their concern that our continuing cash requirements, among other things, raise substantial doubt about our ability to continue as a going concern.

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

DIVERSIFIED THERMAL SOLUTIONS, INC.
Registrant

Date: August 23, 2004	/s/ B. Grant Hunter

B. Grant Hunter
President and Chief Executive Officer

Date: August 23, 2004	/s/ Mary Eubanks

Mary Eubanks
Acting Chief Financial Officer