Form 10QSB
period 2004-09-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2004-11-15
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 Par value	20,467,571 shares

(Class of Stock)	(Shares outstanding as of October 31, 2004)

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

		Page
Part I. Financial Information
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis or Plan of Operation.	8
Item 3.	Controls and Procedures.	9
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K.	9
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE ACTING CFO
EX-32.1 SECTION 906 CERTIFICATIONS OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE ACTING CFO

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	September 30	December 31
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash	$196	$4,168
Receivables:
Trade, net	15,611	17,467
Related party	3,005	2,338

Total receivables	18,616	19,805
Unbilled revenue to related company	—	926
Inventories	4,148	4,148

Total current assets	22,960	29,047
Equipment	59,843	—
Accumulated depreciation	(2,992)	—

Net equipment	56,851	—
Deferred loan and acquisition costs	27,554	364,704

Total assets	$107,365	$393,751

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$195,766	$358,363
Advances from related parties:
Shareholder	80,684	80,684
Related company	563,567	271,592

Total advances from related parties	644,251	352,276

Total current liabilities	840,017	710,639
Shareholders’ deficit:
Common stock, par value $0.0001, authorized 100,000,000 shares, issued and outstanding 20,467,571 in 2004 and 20,242,571 shares in 2003	2,047	2,024
Additional paid-in capital	10,966,587	10,870,767
Accumulated deficit	(11,701,286)	(11,189,679)

Net shareholders’ deficit	(732,652)	(316,888)

Total liabilities and shareholders’ deficit	$107,365	$393,751

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Revenues:
Related companies	$39,921	$109,448	$64,384	$434,468
Other	—	35,478	15,611	41,298

Total revenues	39,921	144,926	79,995	475,766
Costs of goods sold	25,612	114,804	60,795	435,418

Gross profit	14,309	30,122	19,200	40,348
Operating expenses:
Professional and consulting services	16,831	4,613	91,049	64,630
Marketing and advertising	—	207	—	24,463
Office and administrative	5,756	5,467	23,006	16,443

Total operating expenses	22,587	10,287	114,055	105,536

Operating (loss) income	(8,278)	19,835	(94,855)	(65,188)
Other expenses:
Write-off of deferred loan and acquisition costs	4,987	—	(410,259)	—
Interest expense	(6,493)	—	(6,493)	(390)

Net (loss) income	$(9,784)	$19,835	$(511,607)	$(65,578)

Basic net loss earnings per share	$—	$—	$(0.03)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2004	2003
Operating activities
Net loss	$(511,607)	$(65,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,992	—
Write-off of deferred loan and acquisition costs	410,259	—
Stock issued for services	36,000	—
Changes in operating assets and liabilities:
Receivables	1,189	67,646
Unbilled revenue to related company	926	11,827
Refundable income taxes	—	8,068
Inventories	—	(4,000)
Deferred loan and acquisition costs	22,288	(38,464)
Accounts payable and accrued expenses	(257,994)	(14,070)

Net cash used in operating activities	(295,947)	(34,571)
Financing activities
Net advances from related parties	291,975	23,240

Net decrease in cash	(3,972)	(11,331)
Cash at beginning of period	4,168	14,188

Cash at end of period	$196	$2,857

Supplemental schedule of noncash activities

During the nine months ended September 30, 2004 and 2003, the Company has $95,397 and $44,905, respectively, in deferred loan and acquisition costs related to the acquisitions discussed in Note 3 that have not yet been paid.

Additionally, shareholders contributed equipment totaling $59,843 during the nine months ended September 30, 2004.

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

2. Related Party Transactions

The Company’s revenues for the nine months ended September 30, 2004 were derived from two customers. One of these customers is a related company controlled by a family member of a major stockholder and Company board member. This related company also represented 16% of the Company’s accounts receivable at September 30, 2004.

Additionally, the Company has received advances from this related company and a shareholder in order to meet its current obligations. Effective July 1, 2004, these advances became interest bearing at an annual rate of 1.65%. These advances have no stated repayment terms.

During May 2004, the two majority shareholders of the Company contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment used in the refractory industry and the entity has no revenues, expenses, or liabilities. Due to the related party nature of this transaction, in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, these assets were recorded by the Company at their carrying amount of $59,843. Additional paid-in capital was increased by this same amount.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Acquisition Matters

During 2002, the Company entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business. Due to delays amending and restructuring the original letter of intent, along with changes in the financing, the anticipated acquisition took longer than expected and the letter of intent expired. During the second quarter 2004, the management of Company determined they would no longer pursue this acquisition. Accordingly, the Company wrote off $415,246 in loan and acquisition costs that were previously capitalized related to this acquisition. During the third quarter 2004, the management of the Company negotiated the reduction of their accounts payable related to these costs by $4,987, reducing the amount of loan and acquisition costs by the same amount. The Company is currently disputing additional fees of approximately $93,000 related to this acquisition. The ultimate outcome of these fee disputes is not presently determinable and accordingly, such amounts have not been accrued in the accompanying condensed consolidated financial statements.

During August 2004, the Company entered into a separate non-binding letter of intent to acquire substantially all of the assets and assume certain liabilities of a separate company that operates in the refractory industry for approximately $4.9 million. The Company anticipates this acquisition will be financed through note agreements with a financial institution. The Company has capitalized $27,554 in acquisition and loan costs related to this new intended acquisition, which will be allocated between the direct costs of the acquisition and the debt issue costs upon the completion of the acquisition.

4. Stock Issuance

During June 2004, the Company issued under its 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan 225,000 shares of common stock valued at $36,000 to certain consultants of the Company. Two of these consultants received 100,000 shares each. One consultant is also a Company board member and the other consultant is also an officer of the Company. This amount has been recorded as professional and consulting services expenses in the accompanying condensed consolidated statement of operations.

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

The following table sets forth the computation of basic (loss) earnings per share for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net (loss) earnings	$(9,784)	$19,835	$(511,607)	$(65,578)
Average shares outstanding	20,355,071	20,242,571	20,355,071	20,242,571

Net (loss) income per share	$—	$—	$(0.03)	$—

6. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the future operations and related financing of the pending asset acquisition discussed in Note 3 will provide the Company future positive cash flows necessary to continue as a going concern.

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

     Introduction

This Quarterly Report on Form 10-QSB for the period ended September 30, 2004 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report. This report contains forward-looking statements which are described and defined below.

     General

Our primary business purpose is to acquire businesses related to the manufacturing and distribution of materials used in the refractory industry. We were previously negotiating the purchase of substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business. During the second quarter of 2004, a decision was made to cease further negotiations related to this acquisition; accordingly, we wrote-off $415,246 in previously recorded deferred loan and acquisition costs. During the third quarter, we were able to negotiate a reduction in the accounts payable related to these costs by $4,987. During August 2004, we entered into a separate letter of intent to acquire substantially all of the assets and assume certain liabilities of a separate company that operates in the refractory industry.

Refractory & Industrial Supply Group, Inc., one of our subsidiaries, was formed to operate as a distributor of refractory supplies. All of our current operations are presently conducted through this subsidiary. DT Solutions, Inc., another one of our subsidiaries, currently has no operations.

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

     Results Of Operations

Revenue – Our revenues for the first three quarters of 2004 were $79,995 which is a significant decrease from first three quarters of 2003. This decrease is attributable to our limited operations thus far in 2004 pending the acquisition discussed above.

Expenses – During second quarter of 2004, our professional and consulting services expenses increased significantly as a result of our issuing stock under our Equity Incentive Plan valued at $36,000 as previously discussed. With the exception of this expense, our overall operating expenses have decreased in the first three quarters of 2004 compared to the first three quarters of 2003 due to the slowdown in our operations pending the acquisition discussed above.

     Liquidity And Capital Resources

Currently, our losses have been funded by a major shareholder and a related company that is also a customer. Effective July 1, 2004, these advances became interest bearing at 1.65%. These advances have no stated repayment terms.

We are currently in negotiations with a financial institution with which we anticipate obtaining a term loan and a line of credit to fund our pending acquisition and provide necessary working capital. If this funding fails to occur, this would harm our ability to implement our business plan which will, in turn, hurt our ability to generate revenue. Our independent auditors have expressed their concern that our continuing cash requirements, among other things, raise substantial doubt about our ability to continue as a going concern.

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

DIVERSIFIED THERMAL SOLUTIONS, INC.
Registrant

Date: November 12, 2004	/s/ B. Grant Hunter

B. Grant Hunter
President and Chief Executive Officer

Date: November 12, 2004	/s/ Mary Eubanks

Mary Eubanks
Acting Chief Financial Officer