Form 10KSB
period 2004-12-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2005-03-28
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from ___________________ to __________________

Commission File Number: 000-28047

DIVERSIFIED THERMAL SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	94-3342064

(State of jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4126 Delp Street, Suite 200, Memphis, TN 38118

(Address of principal executive offices)

Issuer’s telephone number, including area code (901) 365-7650

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock par value, $0.0001

     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State Issuer’s revenues for its most recent fiscal year: $106,892.

     State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $574,681 as of March 21, 2005.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: 18,664,238 shares of common stock as of March 21, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None.

     Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

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

     During May 2004, B. Grant Hunter, our President, Chief Executive Officer and director, and John F. Curry, our Secretary/Treasurer and director, contributed to us 100% of the stock in LW Precast Corp. that has no operations and no liabilities but owns equipment used to manufacture monolitics and firebrick products, including one of the industry’s most utilized materials, high alumina/low cement castables and the more unique fused or vitreous silica brick products. We now have the capability to produce pre-cast, pre-fired refractory shapes. These are shapes that are cast to the customer’s specifications and then prefired so that they are placed directly into service, greatly reducing the customer’s downtime. We have also entered into agreements with suppliers that enable us to offer a complete line of refractory specialty items such as castables, plastics and mortars and high quality basic, extra high alumina, and alumina/chrome brick, as well as other high-end specialty items at competitive prices.

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

     On January 31, 2005, Refractory & Industrial Supply Group, Inc. (“RISG”), a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement dated January 31, 2005 among the parties named above and the Company, RISG paid the Freeport Entities approximately $5,000,000. The purchase price is subject to adjustment within 60 days after the closing based upon the completion of the final balance sheet.

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

Employees

     On December 31, 2004, we had no employees. Our Chief Executive Officer and Acting Chief Financial Officer provide their services to the Company on a contract basis.

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

Item 2. DESCRIPTION OF PROPERTY

     We lease 500 square feet of office space that we use for our corporate headquarters at 4126 Delp Street, Suite 200, Memphis, TN, 38118, from Lynn Whitsett Corporation. We currently are not charged for the use of this property. We believe that the property is suitable for its current usage, and that it is adequately insured. As a result of acquisition, we own 378,050 square feet of space located on 28.4 acres in Freeport, Pennsylvania, Adrian, Pennsylvania, and Kittanning Pennsylvania.

Item 3. LEGAL PROCEEDINGS

     On February 14, 2005, The Harbor Bank of Maryland (“Harbor Bank”) filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries, B. Grant Hunter (“Hunter”), our President, Chief Executive Officer, and director, and John F. Curry (“Curry”), our Secretary/Treasurer and director, in the Thirtieth District of the Chancery Court in Memphis, Tennessee alleging breach of contract and seeking compensatory damages in the amount of $206,737. In November 2003, DT Solutions, Inc. entered into a loan commitment with Harbor Bank, Hunter and Curry joined as guarantors, in connection with a potential acquisition by the Company. During 2004, we determined we would no longer pursue this acquisition because we could not secure financing for the acquisition. Harbor Bank had performed several obligations under the loan commitment and incurred certain out of pocket expenses we believe is less than $70,000; however, our potential liability related to this matter is up to approximately $207,000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock has been quoted under the symbol DVTS since July 31, 2002. Our common stock was traded under the symbol VOIP from February 25, 2002 until July 30, 2002. Prior to that time, our common stock was traded under the symbol VOTM. The common stock is quoted on the OTC Bulletin Board. The following is a list of the high and low bid quotations by fiscal quarters for 2004 and 2003:

	Low	High
Quarter ended March 31, 2004	$0.22	$0.22
Quarter ended June 30, 2004	0.41	0.41
Quarter ended September 30, 2004	0.36	0.37
Quarter ended December 31, 2004	0.25	0.30

Quarter ended March 31, 2003	$0.19	$0.90
Quarter ended June 30, 2003	0.15	0.25
Quarter ended September 30, 2003	0.15	0.25
Quarter ended December 31, 2003	0.15	0.45

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations were obtained from MarketWatch.com.

Holders

     We estimate that there were approximately 100 holders of record of our common stock as of December 31, 2004.

Dividends

     We have not paid a cash dividend on our common stock during the past two fiscal years. We do not anticipate paying dividends during the foreseeable future.

Equity Compensation Plans

     The following table sets forth, as of December 31, 2004, certain information with respect to shares of common stock authorized for issuance under the our equity compensation plans:

Number of
securities
	Number of				remaining available
	securities to be				for future issuance
	issued upon				under equity
	exercise of		Weighted-average		compensation plans
	outstanding		exercise price of		(excluding
	options, warrants		outstanding		securities
	and		options, warrants		reflected in column
Plan Category	rights(1)		and rights		(a))
	(a	)	(b	)	(c	)
Equity compensation plans approved by security holders	—		—		1,275,000
Equity compensation plans not approved by security holders	—		—		—
Total	—		—		1,275,000

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

Introduction

     Since 2002, our business has been focusing on acquiring businesses related to the manufacturing and distribution of materials used in the refractory business. We entered into a letter of intent in 2002 to acquire substantially all of the assets, excluding cash and accounts receivables, of a company in the refractory business. Due to complications involved in this acquisition, during 2004 we abandoned this planned acquisition attempt. We subsequently entered into a letter of intent to purchase substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”). This group of businesses is located in Pennsylvania and also operates in the refractory business. This acquisition was completed on January 31, 2005 at a net cash cost of $3,916,000, which included $5,000,000 for the assets of the companies offset by the assumption of $1,084,000 in liabilities. This acquisition was financed by a new $1.5 million term loan and a $2.5 million line of credit with a financial institution along with two promissory notes from related companies totaling $1 million. We have had only a limited amount of operations prior to this acquisition; however, our operations are expected to increase significantly during 2005 with this new acquisition.

Balance Sheets

     The primary changes in our balance sheets between December 31, 2003 and 2002 related to our anticipated acquisition discussed above. As a result of this, our deferred loan and acquisition costs increased significantly along with our accounts payable, accrued expenses and advances from related parties which is primarily how we have funded these costs. Cash also decreased as of result of these costs. Also, at December 31, 2003 a right of offset existed for a certain customer/vendor, and accordingly, accounts receivable and accounts payable were offset by approximately $60,000. No such right of offset existed at December 31, 2002. There were no other significant changes affecting our balance sheet between December 31, 2002 and December 31, 2003.

The primary change in our balance sheets between December 31, 2004 and 2003 are:

•	During 2004, two of our stockholders contributed 100% of the outstanding stock in a company that’s only asset was certain equipment with a carrying amount of $59,843. This company had no liabilities or operations in recent years. This resulted in us having equipment and accumulated depreciation at December 31, 2004. Our stockholders deficit was reduced as a result of this contribution.

•	Our deferred loan and acquisition costs decreased by $264,136 during 2004. This was a result of us writing off in 2004 $415,656 in these costs related to our failed acquisition offset by our new deferred loan and acquisition incurred related to our acquisition completed in 2005.

•	Our accounts payable and accrued expenses decreased in 2004 primarily as a result of additional advances being obtained from a related company. This related company also funded our operations in 2004 and accordingly, the amount we owe this related company increased by $317,922 in 2004. During 2005, we formalized the terms of these advances into a promissory note in which only interest payments are required until 2010 at which time both principal and interest payments will be made. Accordingly, we have classified these advances as long-term at December 31, 2004.

•	Overall, our stockholders’ deficit increased by $458,900 during 2004. The primary reason for the decrease was our net loss of $554,443 which was offset by the two stockholders contribution of stock in a company (discussed above) and $36,000 in stock issued for services.

Results of Operations

Revenues

     Our revenues during 2003 were $502,123. Substantially all of our revenue was derived from two customers, which are related companies controlled by family members of a major stockholder and director of our Company. Revenues for 2003 increased 163% from the sales during 2002. This increase can be attributed to a few large transactions as well as six more months of activity. During 2004, substantially all of our revenues continued to be derived from these two customers; however our total revenues decreased to

$106,892. This decrease in revenue is primarily due to our time and resources being directed towards our acquisition which occurred in 2005. With the acquisition now complete, we anticipate significant growth in 2005.

Gross Profit

     Our gross profit in 2003 was 7% compared to 20% in 2004. During 2003, all of the products we sold were purchased domestically. During 2004, certain of the products we purchased were manufactured overseas. The margins on these overseas purchases were significantly greater than the products manufactured domestically.

Operating and Other Expenses

     Our operating expenses during 2003 totaled $110,426. Of this amount, $48,359 represented professional and consulting services. We incurred $24,463 of marketing and advertising expenses to develop the logos and brands for Diversified Thermal Solutions and RIS Group, and to announce and market our new products. The remaining expenses were routine office and administrative related. As expected, our expenses for 2003 were significantly less than 2002. This was due in part to a large amount of current year costs being capitalized as deferred loan and acquisition costs as discussed above. Also, during 2002, we incurred a large amount of professional fees associated with a shift in business focus and we issued stock to certain former employees which resulted in unusually high salary expense in 2002.

     During 2004, our operating expenses increased to $149,885. The primary increase was due to increased professional and consulting expenses related to certain tax work we had performed along with an increase in the costs incurred in filing our quarterly and annual reports. Also, in 2004, we incurred $11,969 in depreciation expense as a result of the equipment contributed to us in 2004. Our marketing and advertising costs in 2004 decreased as expected due to our focus on the acquisition as opposed to increasing our revenues. As previously discussed, during 2004 we abandoned our efforts on an acquisition we were pursuing and we expensed $415,656 in previously recorded deferred loan and acquisition costs. Also, in 2004, we began paying interest on our advances from a related company which resulted in an increase in our interest expense from $390 in 2003 to $11,541 in 2004.

Liquidity and Capital Resources

     During 2003 and 2004, our losses have been funded by a major shareholder and a related company that is also a customer. As previously discussed, in 2005 we completed our acquisition and obtained additional financing, including a line of credit with a financial institution. We anticipate our operations to improve significantly with our new acquisition and for our new financing to help with our working capital needs. We recognize our need to make our operations profitable and we will work towards this in 2005. Our independent auditors have expressed their concern that our continuing losses, among other things, raise substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS

     Our financial statements are included in pages F-1 through F-12.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants in our last two fiscal years.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     While we currently have no full time employees and our Chief Executive Officer and Acting Chief Financial Officer are providing services on a contract basis, we maintain disclosure controls and procedures, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth quarter 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about our executive officers and directors as of March 21, 2005.

Name	Age	Position
B. Grant Hunter	41	President, Chief Executive Officer, and Director
Mary Eubanks	69	Acting Chief Financial Officer
John F. Curry	46	Secretary/Treasurer and Director
Ed H. Gatlin	64	Director
Jerry W. Hunter	67	Director

     B. Grant Hunter became our Chief Executive Officer in 2001. Mr. Hunter is currently Vice President of Lynn Whitsett Corporation, and has served in that position since 1986. Lynn Whitsett specializes in the construction of high temperature process vessels. Mr. Hunter is the son of Jerry W. Hunter, one of our directors.

     Mary Eubanks has been Acting Chief Financial Officer since April 2004. Since December 1999, Ms. Eubanks has been the controller of the Lynn Whitsett Corporation. Prior to that, Ms. Eubanks, a CPA, worked in public accounting.

     John F. Curry has been a director since 2002. Mr. Curry has been employed by Knight & Wilson, Inc. as a Risk Manager since February 2001. Prior to that time, Mr. Curry was self-employed.

     Ed Gatlin has been a director since 2001. He is a partner and Chairman of Empire Express, Inc.

     Jerry W. Hunter has been a director with the Company since 2002. He is the President and majority stockholder of Lynn Whitsett Corporation. Mr. Hunter is the father of B. Grant Hunter, our President and Chief Executive Officer.

Audit Committee Financial Expert

     We do not have an audit committee financial expert serving on our audit committee. Because of our small size and limited resources, we are not able to attract a candidate to serve on our audit committee that would be an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 10. EXECUTIVE COMPENSATION

     As of December 31, 2004, we had no full time employees. The compensation of our Chief Executive Officer for 2004, 2003, and 2002 is described in the table set forth below.

Name and Principal Position	Year	Annual Salary
B. Grant Hunter	2004	$0
	2003	$0
	2002	$149,449

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

     Share Reserve. An aggregate of 1,275,000 shares of common stock are reserved for issuance under the 2003 Equity Incentive Plan.

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

     Administration. Our Board of Directors administers the 2003 Equity Incentive Plan. The Board of Directors may delegate authority to administer the 2003 Equity Incentive Plan to a committee. Subject to the terms of the 2003 Equity Incentive Plan, our Board of Directors or its authorized committee, the plan administrator, determines recipients, grant dates, the numbers and types of equity awards to be granted and the terms and conditions of the equity awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, the plan administrator also determines the exercise price of options granted, the purchase price for rights to purchase restricted stock and, if applicable, phantom stock and the strike price for stock appreciation rights. The plan administrator may also amend the terms of the plan and outstanding equity awards. Amendments to the 2003 Equity Incentive Plan are subject to stockholder approval to the extent required by law, rule or regulation. In addition, the plan administrator may amend an option to lower its exercise price or exchange an option for an option with a lower exercise price, another equity award, cash or any other valuable consideration or may take any other action that is treated as a repricing under generally accepted accounting principles.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the number and the percentage of shares of our outstanding common stock that were beneficially owned by our Chief Executive Officer, our directors and named executive officers and directors as a group, and all persons known to us to be a “beneficial owner,” as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of our common stock as of December 31, 2004.

	Number of Shares of Common Stock	Percent
Name and Address(1)	Beneficially Owned as of December 31, 2004	of Class
B. Grant Hunter(2)	10,088,563	42%
John F. Curry	4,697,197	27%
Mary Eubanks	159,828	*
Ed Gatlin	131,452	*
Jerry W. Hunter(2)	2,812,145	*
W. Burley Shedd(3)	3,550	*
Named executive officers and directors as a group (6 individuals)	12,502,067	72%

(1)	The address is 4126 Delp Street, Memphis, TN, 38118.

(2)	Includes 2,695,334 shares owned by Lynn Whitsett Corporation with those shares owned by Messrs. Grant Hunter and Jerry Hunter.

(3)	Mr. Shedd resigned as a director of the Company effective December 8, 2004.

*	Less than 1% of the outstanding shares of our common stock.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The number of shares of common stock outstanding used in calculating the percentage for each listed individual includes 17,467,571 shares of common stock outstanding as of December 31, 2004. There are no shares of our common stock underlying options or warrants that are currently exercisable or that are exercisable within 60 days of December 31, 2004. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each shareholder identified in the table possesses sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by such shareholder.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the years ended December 31, 2004 and December 31, 2003, Lynn Whitsett Corporation (“Lynn Whitsett”), a corporation majority owned by Mr. Jerry Hunter, one of our directors, purchased approximately $91,282 and $203,166, respectively, in refractory materials from us. These purchases accounted for 85% and 40.5% of our 2004 and 2003 revenues from continuing operations, respectively. Mr. Hunter and his son, B. Grant Hunter, who is our President, Chief Executive Officer, and director, are stockholders of Industry Services Corp., Inc., a customer whose 2003 refractory materials purchases totaled approximately $227,947, and accounted for 45.4% of our 2003 revenues from continuing operations.

     During May 2004, Mr. B. Grant Hunter, our President, Chief Executive Officer and director, and Mr. John F. Curry, our Secretary/Treasurer and director, contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment used in the refractory industry and the entity has no revenues, expenses, or liabilities.

     During 2003 and 2004, Lynn Whitsett has provided advances to us with no stated repayment terms. Effective July 1, 2004, the advances from Lynn Whitsett began bearing interest at a rate of 1.65% with interest expense for 2004 of approximately $10,000. During January 2005, Lynn Whitsett loaned us an additional $10,486, thus increasing the outstanding balance of the loan to approximately $600,000. On January 31, 2005, we formalized terms of the loan with Lynn Whitsett and increased the annual interest rate to 7.37%. We begin paying interest only on a quarterly basis commencing June 1, 2005 in the amount of $11,055. Commencing June 1, 2010, we will make principal and interest payments on a quarterly basis in the amount of $22,948. The note matures on March 1, 2019. We also lease our principal place of business from Lynn Whitsett.

     During 2002, 2003, and 2004, Mr. B. Grant Hunter, our President, Chief Executive Officer and director advanced us $43,398, $29,286, and $100, respectively, with no stated repayment terms. During 2003, Mr. Jerry Hunter, a director, advanced us $8,000 with no stated repayment terms, and during 2004, Mr. John F. Curry, our Secretary/Treasurer and director advanced us $200 with no stated repayment terms.

     On February 21, 2005, the Company issued Mr. Jerry Hunter, one of our directors, 650,000 shares of restricted stock valued at $104,000 for services rendered related to the financing of the acquisition of the Freeport Entities as described in “The Description of Business.”

Item 13. EXHIBITS

     (a) The following exhibits are filed as part of this report:

2.01
Asset Purchase Agreement, dated January 31, 2005, by and among the Company, Refractory & Industrial Supply Group, Inc., Freeport Brick Company, Inc., Kittanning Brick Company, Free-Madie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (incorporated by reference from the Company’s Form 8-K dated February 24, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Acting Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) There were no reports filed on Form 8-K during the quarter ended December 31, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Board of Directors has appointed Coulter & Justus, P.C. as our independent auditors to audit the financial statements of the Company and to perform other accounting services, if appropriate, for the year ending December 31, 2005.

     Fees paid to Coulter & Justus for services provided during the years ended December 31, 2004 and 2003, are presented below. “Audit Fees” include fees associated with the annual audits and our initial public offering. “Audit-Related Fees” include fees associated with assurance and related services related to the performance of the audit. “Tax Fees” include fees associated with tax compliance, tax advice, and tax planning.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2004	$14,300	$12,980	$0	$0
2003	$22,632	$16,200	$0	$0

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.
Date: March 28, 2005	By:	/s/ B. Grant Hunter
B. Grant Hunter
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Curry John F. Curry	Secretary/Treasurer and Director	March 28, 2005
/s/ Mary Eubanks Mary Eubanks	Acting Chief Financial Officer	March 28, 2005
/s/ Ed H. Gatlin Ed H. Gatlin	Director	March 28, 2005
/s/ Jerry W. Hunter Jerry W. Hunter	Director	March 28, 2005

Diversified Thermal Solutions, Inc.

Consolidated Financial Statements

Years ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Diversified Thermal Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Diversified Thermal Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Thermal Solutions, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8, the Company’s continuing losses, among other things, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coulter & Justus P.C.

Knoxville, Tennessee
February 22, 2005

Diversified Thermal Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2004	2003
Assets
Current assets:
Cash	$–	$4,168
Receivables:
Trade	–	17,467
Related company	27,116	2,338

Total receivables	27,116	19,805
Unbilled revenue to related company	–	926
Inventories	4,148	4,148

Total current assets	31,264	29,047
Equipment, net of accumulated depreciation of $11,969 in 2004	47,874	–
Deferred loan and acquisition costs	100,568	364,704

Total assets	$179,706	$393,751

Liabilities and stockholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$1,049	$–
Accounts payable and accrued expenses	283,947	358,363
Advances from related parties:
Shareholders	80,984	80,684
Related company	–	271,592

Total advances from related parties	80,984	352,276

Total current liabilities	365,980	710,639
Advances from related company	589,514	–

Total liabilities	955,494	710,639
Stockholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares Issued and outstanding—17,467,571 in 2004 and 20,242,571 in 2003	1,747	2,024
Additional paid-in capital	10,966,587	10,870,767
Accumulated deficit	(11,744,122)	(11,189,679)

Net stockholders’ deficit	(775,788)	(316,888)

Total liabilities and stockholders’ deficit	$179,706	$393,751

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Consolidated Statements of Operations

	Year ended December 31
	2004	2003
Revenues:
Related companies	$91,282	$431,113
Other	15,610	71,010

Total revenues	106,892	502,123
Costs of goods sold	85,092	467,661

Gross profit	21,800	34,462
Operating expenses:
Professional and consulting services	111,885	48,359
Depreciation	11,969	–
Contract labor	4,008	10,920
Marketing and advertising	875	24,463
Office and administration	20,309	26,684

Total operating expenses	149,046	110,426

Operating loss	(127,246)	(75,964)
Other expenses:
Write-off of deferred loan and acquisition costs	(415,656)	–
Interest	(11,541)	(390)

Total other expenses	(427,197)	(390)

Net loss	$(554,443)	$(76,354)

Basic loss per share	$(0.03)	$–

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Consolidated Statements of Stockholders’ Deficit

	Number of
	Shares		Additional		Total
	Issued and	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficit
Balance at January 1, 2003	20,242,571	$2,024	$10,870,767	$(11,113,325)	$(240,534)
Net loss for 2003	–	–	–	(76,354)	(76,354)

Balance at December 31, 2003	20,242,571	2,024	10,870,767	(11,189,679)	(316,888)
Stock issued for services	225,000	23	35,977	–	36,000
Equipment contributed from stockholders	–	–	59,843	–	59,843
Common stock repurchased	(3,000,000)	(300)	–	–	(300)
Net loss for 2004	–	–	–	(554,443)	(554,443)

Balance at December 31, 2004	17,467,571	$1,747	$10,966,587	$(11,744,122)	$(775,788)

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003
Operating activities
Net loss	$(554,443)	$(76,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,969	–
Write-off of deferred loan and acquisition costs	415,656	–
Stock issued for services	36,000	–
Changes in operating assets and liabilities:
Receivables	(7,311)	51,464
Unbilled revenue to related company	926	10,901
Inventories	–	(4,148)
Refundable income taxes	–	8,068
Checks outstanding in excess of cash	1,049	–
Accounts payable and accrued expenses	(5,254)	(60,573)

Net cash used in operating activities	(101,408)	(70,642)

Investing activities
Cash paid for deferred loan and acquisition costs	(220,682)	(47,407)

Financing activities
Net advances from related parties	317,922	108,029

Net decrease in cash	(4,168)	(10,020)
Cash at beginning of year	4,168	14,188

Cash at end of year	$–	$4,168

Supplemental disclosure of noncash activities
Deferred loan and acquisition costs not paid at year end and included in accounts payable and accrued expenses	55,740	124,902
Equipment contributed by stockholders	59,843	–
Common stock repurchased but not paid at year end and included in advances from shareholders	300	–

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

1. Significant Accounting Policies

Principles of Consolidation and Description of Business

The accompanying consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, collectively referred to as the “Company”. All intercompany balances and transactions have been eliminated.

The Company’s current operations consist primarily of distributing refractory supplies. Management anticipates growing the Company by acquiring other businesses related to the manufacturing and distribution of materials used in the refractory business.

Revenue Recognition

The Company recognizes revenues at the time of shipment. Shipping and handling costs are classified as a component of costs of goods sold.

Major Customers and Vendor Concentrations

The Company’s revenues were derived from two customers in 2004 and three customers in 2003. One of the customers in 2004 and two of the customers in 2003 were related companies controlled by family members of a major stockholder and Company board member. The related company represented 85% of total revenues in 2004 and all of the Company’s accounts receivable at December 31, 2004. In 2003, the two related companies represented 45.4% and 40.5% of total revenues. Two customers accounted for all of the Company’s accounts receivable at December 31, 2003.

The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral on accounts receivable. The Company charges accounts to bad debt expense as they are determined to be uncollectible based, in part, on a review of aging and collections. Credit losses have historically not been significant.

The Company currently purchases the majority of the refractory supplies they sell from two vendors. These two vendors represented 45% and 24% of the Company’s total cost of goods sold in 2004 and 60% and 19% of the Company’s total cost of goods sold in 2003.

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

Equipment

Equipment is carried at cost. Repairs and maintenance are charged to expense as incurred. Depreciation was computed using the double declining balance method over the estimated useful lives of the assets.

Offsetting of Accounts

The Company offsets accounts receivables and accounts payables whenever a right of setoff exists. Such a right of offset existed for a certain customer/vendor and accounts receivable and accounts payable were offset by $1,104 and $59,658 at December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments approximates their carrying value based upon the type and nature of the financial instruments.

2. Income Taxes

For tax purposes, the Company has net operating loss (“NOL”) carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

Year	Year of	NOL
Generated	Expiration	Amount
1997	2012	$103
1998	2018	157
1999	2019	26,594
2000	2020	3,322
2001	2021	379
2002	2022	141,643
2003	2023	75,905
2004	2024	554,364

		$802,467

The amount of future taxable income which may be offset by the NOL carryovers prior to 2002 is limited due the change of ownership which occurred in July 2002 and is estimated to be approximately $80,000 annually.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows as of December 31:

	2004	2003
Deferred tax assets—NOL carryovers	$307,264	$94,999
Less valuation allowance for deferred tax assets	(307,264)	(94,999)

Net deferred tax asset	$–	$–

The valuation allowance was increased by $212,265 in 2004 and $29,065 in 2003 due to changes in deferred tax assets for which realization was not assured.

3. Company Equity Matters

During 2003, the Company’s stockholders approved the 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Plan”) in an effort to promote the interests of the Company and its stockholders. Under the terms of the Plan, current and prospective officers and employees, and directors of and consultants to the Company or its subsidiaries or affiliates are eligible to be granted awards. During 2004, the Company issued under the Plan 225,000 shares of common stock valued at $36,000 to certain consultants of the Company. Two of these consultants received 100,000 shares each. One consultant is a Company board member and the other consultant is an officer of the Company. This amount has been recorded as professional and consulting services expenses in the accompanying consolidated statement of operations. Also under the terms of the Plan, the Company is authorized to grant stock options, including both incentive stock options and non-qualified stock options and is also authorized to grant stock appreciation rights, either with or without a related option. As of December 31, 2004, no stock options or stock appreciation rights have been issued under the Plan. At December 31, 2004, the Company has reserved 1,275,000 shares of authorized common stock for future issuance under the Plan.

During May 2004, the two majority stockholders of the Company contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment used in the refractory industry and the entity has no revenues, expenses, or liabilities. Due to the related party nature of this transaction, in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, these assets were recorded by the Company at their carrying amount of $59,843.

During December 2004, the Company repurchased and retired 3,000,000 shares of its common stock for $300 from the two majority stockholders.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3. Company Equity Matters (continued)

Subsequent to year end and in conjunction with the Company’s business acquisition discussed in Note 5, the Company issued 426,667 shares of stock valued at $106,667 to an outside consultant for services. This same consultant also purchased an additional 120,000 shares of stock from the Company for $30,000. The Company also issued 650,000 shares of restricted stock valued at $104,000 to a board member and stockholder for services related to the acquisition financing.

4. Contingent Liabilities

During 2002, the Company entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business. During 2004, management of the Company determined they would no longer pursue this acquisition. Accordingly, the Company wrote off $415,656 in loan and acquisition costs that were previously capitalized related to this acquisition.

Subsequent to year end, a financial institution involved in the financing of this acquisition filed a lawsuit against the Company and its two majority stockholders seeking $206,737 for out of pocket expenses and bank fees related to this failed acquisition. The Company has recorded a liability of $68,737 for the out of pocket expenses incurred by the financial institution. However, should the lawsuit go to trial, the Company could be liable for up to $206,737.

5. Business Acquisition and Related Financing

On January 31, 2005, Refractory & Industrial Supply Group, Inc. (“RISG”), a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 31, 2005 among the parties named above and the Company, RISG paid the Freeport Entities, collectively, $3,916,000 in cash and assumed liabilities of $1,084,000 for a total purchase price of $5,000,000. The purchase price, which was based on preliminary account balances, is subject to adjustment within 60 days after the closing based upon the completion of the final balance sheet. The Company is currently still in the process of performing its allocation of purchase price.

During 2004, the Company entered into a letter of intent related to this acquisition. Accordingly, the Company has capitalized $100,568 in acquisition and loan costs. At closing, the Company incurred an additional $418,758 of loan and acquisition costs. These amounts will be allocated between direct costs of the acquisition and debt issue costs of this acquisition.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

5. Business Acquisition and Related Financing (continued)

The Company financed the above asset purchase with a revolving line of credit with a financial institution (the “Bank”) not to exceed $2,500,000, a term loan of $1,500,000 with the Bank and two promissory notes in the amounts of $250,000 and $750,000 with two related companies controlled by family members of a major stockholder and Company board member (the “related companies”). Each of these agreements was executed on January 31, 2005.

The Bank revolving line of credit allows the Company to borrow up to 70% of eligible accounts receivable and 40% of raw materials and finished goods inventories. As of the closing date of the Agreement, January 31, 2005, the maximum amount available was $2,211,067. Interest on the line of credit is based on the Bank’s base rate, as defined, plus 2% (7.25% at January 31, 2005). The line of credit requires monthly payments of all outstanding interest and outstanding principal and interest is due February 1, 2010. As of February 22, 2005, borrowings against line of credit totaled $1,896,273 which was used in financing the asset purchase and related costs.

The Bank term loan bears interest at an annual rate of 7.15% and matures on February 1, 2010. This loan requires monthly principal and interest payments of $29,878 beginning March 1, 2005.

The above Bank loans are collateralized by substantially all of the Company’s assets, the related companies and two separate companies controlled by the majority stockholder’s family, along with an assignment of a life insurance policy on a Company stockholder. Both the line of credit and the term loan agreements include certain financial covenants and restrictions. All other debt of the Company is subordinate to that of the Bank, and prepayment of such subordinate debt is restricted as defined in the loan agreements.

Each of the promissory notes with the related companies bears interest at an annual rate of 7.37%. Payments of interest only will begin on June 1, 2005 and continue on a quarterly basis through May 31, 2010. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $38,248. Both notes mature on March 1, 2019, with any remaining principal and interest due in full on this date.

Also, subsequent to year end, the Company agreed to guarantee the indebtedness from the Bank of the related companies. Upon default of the related companies, the Company would be obligated to pay any outstanding principal and accrued interest to the Bank on their behalf. In addition, if the related companies default on their loans from the Bank, the Company’s outstanding loans with the Bank will also be considered in default. At January 31, 2005, when the guarantee originated, the debt guaranteed for the related companies was $2,494,000 under term loans and up to $5,500,000 under revolving line of credit terms. These term loans and revolving lines of credit expire February 1, 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6. Loss Per Share Data

Basic earnings (loss) per share assumes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there are no diluted earnings (loss) per share.

The following table sets forth the computation of basic loss per share for the years ended December 31:

	2004	2003
Average shares outstanding	20,114,446	20,242,571

Net loss per share	$(0.03)	$–

7. Other Related Party Transactions

The Company has received advances from a related company that is also a customer, from a major stockholder and director, and from a stockholder and director in order to meet its current obligations. Effective July 1, 2004, the advances from the related company became interest bearing at an annual rate of 1.65%. There were no stated repayment terms during 2004. Interest expense to this related company totaled approximately $10,000 in 2004.

During January 2005, the Company had additional advances from the related company of $10,486, increasing the outstanding balance to $600,000. On January 31, 2005, the Company and the related company formalized the terms of their arrangement, increasing the annual interest rate to 7.37%. The Company will begin paying interest only on a quarterly basis beginning June 1, 2005 in the amount of $11,055. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $22,948. This note matures on March 1, 2019, with any remaining principal and interest due in full on this date. As a result of the subsequent formalized terms, the advances from related company have been classified as long-term at December 31, 2004 in the accompanying consolidated balance sheet.

Diversified Thermal Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

8. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the future operations and related financing of the asset acquisition discussed in Note 5 will provide the Company future positive cash flows necessary to continue as a going concern.