Form 10QSB
period 2005-03-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2005-05-23
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2005

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

Common Stock, $0.0001 Par value	18,664,238 shares
(Class of Stock)	(Shares outstanding as of May 9, 2005)

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

		Page
Part I. Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation.	10

Item 3.	Controls and Procedures.	11

Part II. Other Information

Item 5.	Other Information	12

Item 6.	Exhibits and Reports on Form 8-K.	12
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

-i-

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	March 31	December 31
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash	$181,294	$–
Receivables:
Trade, net of reserve for doubtful accounts of $48,167 in 2005	1,233,959	–
Related party	17,412	27,116

Total receivables	1,251,371	27,116
Inventories	3,444,461	4,148
Prepaid expenses	97,161	–

Total current assets	4,974,287	31,264

Property, plant and equipment:
Land	56,286	–
Buildings	506,575	–
Machinery and equipment	345,021	59,843

	907,882	59,843
Less accumulated depreciation	28,581	11,969

Net property, plant and equipment	879,301	47,874

Deferred acquisition costs	–	100,568

Total assets	$5,853,588	$179,706

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	March 31	December 31
	2005	2004
	(Unaudited)
Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$–	$1,049
Accounts payable	403,344	283,947
Accrued expenses	627,989	–
Due to seller	282,524	–
Advances from shareholders	–	80,984
Current portion of long-term debt	262,773	–
Current portion of capital lease obligation	24,253	–

Total current liabilities	1,600,883	365,980

Advances from shareholders	54,898	–
Long-term debt, less current portion	1,191,084	–
Capital lease obligation, less current portion	149,117	–
Note payable to financial institution	1,896,773	–
Notes payable to related companies	1,600,000	589,514

Total liabilities	6,492,755	955,494

Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares Issued and outstanding—18,664,238 in 2005 and 17,467,571 shares in 2004	1,866	1,747
Additional paid-in capital	11,207,136	10,966,587
Accumulated deficit	(11,848,169)	(11,744,122)

Net shareholders’ deficit	(639,167)	(775,788)

Total liabilities and shareholders’ deficit	$5,853,588	$179,706
	-

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2005	2004

Revenues:
Trade	$1,754,668	$8,049
Related companies	26,919	3,717

Total revenues	1,781,587	11,766
Costs of goods sold	1,586,971	11,843

Gross profit (loss)	194,616	(77)

Operating expenses:
Professional and consulting services	45,982	24,538
Marketing and advertising	57,891	2,082
Office and administrative	147,831	14,247

Total operating expenses	251,704	40,867

Operating loss	(57,088)	(40,944)

Other income (expenses):
Miscellaneous income	5,899	–
Interest expense	(52,858)	–

Net other expenses	(46,959)	–

Net loss	$(104,047)	$(40,944)

Net loss per share	$(0.01)	$–

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2005	2004

Operating activities
Net loss	$(104,047)	$(40,944)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation	16,612	–
Changes in operating assets and liabilities:
Receivables	(217,223)	8,039
Unbilled revenue to related company	–	926
Inventories	401,738	–
Prepaid expenses	(97,161)	–
Deferred acquisition costs	100,568	–
Checks outstanding in excess of cash	(1,049)	–
Accounts payable and accrued expenses	153,283	(170,116)

Net cash provided by (used in) operating activities	252,721	(202,095)

Investing activities
Purchases of property, plant, and equipment	(43,896)	–
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	(4,392,561)	–

Net cash used in investing activities	(4,436,457)	–

Financing activities
Net borrowings on note payable	1,896,773	–
Proceeds from borrowings of long-term debt	1,500,000	–
Net borrowings from related parties	1,010,486	198,203
Advances from shareholders	3,914	–
Principal payments of long-term debt	(46,143)	–

Net cash provided by financing activities	4,365,030	198,203

Net increase (decrease) in cash	181,294	(3,892)

Cash at beginning of period	–	4,168

Cash at end of period	$181,294	$276

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

Supplemental disclosure of noncash activities

During January 2005, the Company issued 120,000 shares of stock valued at $30,000 to an outside consultant. This transaction was executed via a reduction in advances from shareholders.

Also, during January 2005, the Company completed the business acquisition discussed in Note 4. The acquisition resulted in the following noncash activities:

Common stock issued for acquisition costs (Note 3)	210,668
Due to seller	282,524

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Refractory & Industrial Supply Group, Inc (“RISG”). All inter-company balances and transactions have been eliminated.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

2. Related Party Transactions

The Company’s revenues from continuing operations for the three months ended March 31, 2004 were derived from two customers. One of these customers is a related company controlled by a family member of a major stockholder and Company board member (the “related company”). Two customers, including this related company, accounted for all of the Company’s accounts receivables at March 31, 2004.

Additionally, the Company has received advances from the related company and a shareholder in order to meet its current obligations. During January 2005, the Company had additional advances from the related company of $10,486, increasing the outstanding balance to $600,000. On January 31, 2005, the Company and the related company formalized the terms of their arrangement, increasing the annual interest rate to 7.37%. The Company will begin paying interest only on a quarterly basis beginning June 1, 2005 in the amount of $11,055. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $22,948. This note matures on March 1, 2019, with any remaining principal and interest due in full on this date. As a result of the formalized terms, the advances from the related company have been classified as long-term at March 31, 2005 and December 31, 2004 in the accompanying condensed consolidated balance sheets.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Company Equity Matters

During January 2005 and in conjunction with the Company’s business acquisition discussed in Note 4, the Company issued 426,668 shares of stock valued at $106,668 to an outside consultant for services. This same consultant also purchased an additional 120,000 shares of stock from the Company for $30,000. The Company also issued 650,000 shares of restricted stock valued at $104,000 to a board member and stockholder for services related to the acquisition.

4. Business Acquisition and Related Financing

On January 31, 2005, RISG, a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 31, 2005 among the parties named above and the Company, RISG paid the Freeport Entities, collectively, $3,916,000 in cash and assumed liabilities of $767,473. Additionally, the Company has recorded a liability to the seller for $282,524 related to preliminary estimates of the final purchase price which is based on the final balance sheet at the acquisition date. This amount is still being negotiated between the Company and the Freeport Entities and should the amount change, the liability to the seller and purchase price allocation will be adjusted. The Company also incurred a total of $687,229 in acquisition costs. The purchase price to be allocated among the assets acquired totals $5,653,226.

The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may be expected within one year of the purchase date for changes in estimates of fair value of assets acquired and liabilities assumed and the ultimate settlement amount paid to the seller. The following table summarizes the allocation of the preliminary purchase price to the assets acquired and the liabilities assumed using the purchase method in accordance with the Statement of Financial Accounting Standards No. 141, Business Combinations.

Accounts receivable	$1,007,032
Inventories	3,842,051
Property, plant, and equipment	804,143

Assets acquired	5,653,226

Accounts payable	594,103
Capital lease obligations	173,370

Liabilities assumed	767,473

Net assets acquired	$4,885,753

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Business Acquisition and Related Financing (continued)

The following unaudited pro forma results of operations assume the Freeport Entities had been acquired at the beginning of each of the periods presented.

	Three Months Ended
	March 31
	2005	2004

Net revenues	$2,414,598	$2,596,957
Net loss	(232,391)	(84,219)
Net loss per share	$(0.01)	$–
Weighted average shares used in computing net loss per share	17,667,016	20,242,571

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

The Bank revolving line of credit allows the Company to borrow up to 70% of eligible accounts receivable and 40% of raw materials and finished goods inventories. As of March 31, 2005, the maximum amount available was $2,412,207. Interest on the line of credit is based on the Bank’s base rate, as defined, plus 2% (7.75% at March 31, 2005). The line of credit requires monthly payments of all outstanding interest. Any outstanding principal and interest is due February 1, 2010. As of March 31, 2005, borrowings against line of credit totaled $1,896,773, which was used in financing the asset purchase and related costs.

The Bank term loan bears interest at an annual rate of 7.15% and matures on February 1, 2010. This loan requires monthly principal and interest payments of $29,878. These payments began on March 1, 2005.

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

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Business Acquisition and Related Financing (continued)

Also, during January 2005, the Company agreed to guarantee the indebtedness from the Bank of the related companies. Upon default of the related companies, the Company would be obligated to pay any outstanding principal and accrued interest to the Bank on their behalf. In addition, if the related companies default on their loans from the Bank, the Company’s outstanding loans with the Bank will also be considered in default. At May 18, 2005 the debt guaranteed for the related companies was $2,480,188 under term loans and up to $5,500,000 under revolving line of credit terms. These term loans and revolving lines of credit expire February 1, 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

5. Commitments and Contingencies

During January 2005, a financial institution involved in the financing of an earlier failed acquisition filed a lawsuit against the Company and its two majority stockholders seeking $206,737 for out of pocket expenses and bank fees related to this failed acquisition. The Company anticipates a settlement will be reached related to this lawsuit and has recorded a liability of $68,737 for the out of pocket expenses incurred by the financial institution. However, should the lawsuit go to trial, the Company could be liable for up to $206,737.

Also, during January 2005, the Company entered into an agreement to purchase five parcels of land in Pennsylvania for $100,000. This purchase in expected to take place in the third quarter of 2005.

6. Loss Per Share Data

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

The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended
	March 31
	2005	2004

Average shares outstanding	17,667,016	20,242,571

Net loss per share	$(0.01)	$–

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations and generate additional funds in order to continue as a going concern. The Company anticipates the future operations and related financing of the asset acquisition discussed in Note 4 will provide the Company future positive cash flows necessary to continue as a going concern.

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

     Introduction

This Quarterly Report on Form 10-QSB for the period ended March 31, 2005 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report.

     General

Our primary business purpose is to acquire businesses related to the manufacturing and distribution of materials used in the refractory industry. DT Solutions, Inc., one of our subsidiaries, currently has no operations.

Refractory & Industrial Supply Group, Inc., our other subsidiary, was formed to operate as a distributor of refractory supplies. All of our current operations are presently conducted through this subsidiary. On January 31, 2005, this subsidiary acquired substantially all the refractory assets and assumed certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc., (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are located in Pennsylvania and are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry.

     Balance Sheets

Our assets have changed significantly since December 31, 2004 as a result of our acquisition of the Freeport Entities. The majority of our assets relate to this acquisition and have thus increased significantly during the interim period. As discussed in the notes to the interim financial statements, the net assets acquired were recorded based on an allocation of the purchase price. Our acquisition was financed with borrowings from both a financial institution and related companies, along with the issuance of our stock valued at $210,668. Our shareholders’ deficit has decreased from year-end as a result of the stock issuance, offset somewhat by our loss in the first quarter.

     Results of Operation

Revenue – Our revenues for the first quarter of 2005 were $1,754,668, which is a significant increase from first quarter of 2004. This increase is attributable to our acquisition of the above entities as discussed above.

Expenses – Our cost of goods sold for the first quarter are $1,586,971 which is a significant increase from the first quarter of 2004, which is attributable to the acquisition discussed above. Our operating expenses and net other expenses increased significantly also for the same reason.

     Liquidity and Capital Resources

A major shareholder and a related company funded our losses in prior years. This related company is also a customer. The company obtained financing through a financial institution and related companies for the acquisition and it is anticipated our cash flow from current operations will be sufficient to fund our operations.

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

PART II. OTHER INFORMATION

Item 5. Other Information

     As of May 19, 2005, May Eubanks, Acting Chief Financial Officer, resigned such position. J. Terry Medovitch was appointed the Company’s Chief Financial Officer effective May 20, 2005. Mr. Medovitch serves as Treasurer of Freeport Area Enterprises, Inc., which was the parent-company to Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, and Freeport Refractories, Inc. (the “Freeport Entities”). On January 31, 2005, Refractory & Industrial Supply Group, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of the Freeport Entities.

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

32.2 Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

(b). Reports on Form 8-K

     On February 24, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2.01 and 9.01 announcing its acquisition of substantially all of the assets and certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-Madie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.

Registrant

Date: May 23, 2005	/s/ B. Grant Hunter

B. Grant Hunter
President and Chief Executive Officer

Date: May 23, 2005	/s/ J. Terry Medovitch

J. Terry Medovitch
Chief Financial Officer