Form 10QSB
period 2005-06-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2005-08-15
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,714,238 shares

(Class of Stock)	(Shares outstanding as of August 10, 2005)
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

		Page
Part I. Financial Information

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	13

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	14
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 302 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

-i-

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash	$63,504	$—
Receivables:
Trade, net of reserve for doubtful accounts of $48,167 in 2005	1,318,125	—
Related party	—	27,116

Total receivables	1,318,125	27,116
Inventories, net	3,052,386	4,148
Prepaid expenses	70,185	—

Total current assets	4,504,200	31,264

Property, plant and equipment:
Land	97,817	—
Buildings	793,374	—
Machinery and equipment	554,189	59,843

	1,445,380	59,843
Less accumulated depreciation	64,683	11,969

Net property, plant and equipment	1,380,697	47,874

Deferred acquisition costs	—	100,568

Total assets	$5,884,897	$179,706

     See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2005	2004
	(Unaudited)
Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$—	$1,049
Accounts payable and accrued expenses	961,305	283,947
Due to seller	282,524	—
Current portion of long-term debt to financial institution	284,734	—
Current portion of capital lease obligation	24,600	—

Total current liabilities	1,553,163	284,996

Advances from shareholders	49,899	80,984
Long-term debt, less current portion	1,163,975	—
Capital lease obligation, less current portion	80,281	—
Note payable to financial institution	1,896,773	—
Notes payable to related companies	1,600,000	589,514

Total liabilities	6,344,091	955,494

Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares Issued and outstanding—18,664,238 in 2005 and 17,467,571 shares in 2004	1,867	1,747
Additional paid-in capital	11,207,135	10,966,587
Accumulated deficit	(11,668,196)	(11,744,122)

Net shareholders’ deficit	(459,194)	(775,788)

Total liabilities and shareholders’ deficit	$5,884,897	$179,706

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Revenues:
Unrelated companies	$2,594,605	$7,562	$4,349,273	$15,611
Related companies	12,898	20,746	39,817	24,463

Total revenues	2,607,503	28,308	4,389,090	40,074
Costs of goods sold	1,906,611	23,340	3,556,485	35,183

Gross profit	700,892	4,968	832,605	4,891

Operating expenses:
Professional and consulting services	43,107	49,680	89,089	74,218
Marketing and advertising	92,281	—	150,172	—
Office and administrative	235,986	921	383,817	17,250

Total operating expenses	371,374	50,601	623,078	91,468

Operating income (loss)	329,518	(45,633)	209,527	(86,577)

Other income (expenses):
Miscellaneous income	9,365	—	15,264	—
Write-off of deferred loan and acquisition costs	—	(415,246)	—	(415,246)
Interest expense	(96,007)	—	(148,865)	—

Total other expenses	(86,642)	—	(133,601)	—

Net income (loss)	$242,876	$(460,879)	$75,926	$(501,823)

Basic net earnings (loss) per share	$0.01	$(0.02)	$—	$(0.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2005	2004
Operating activities
Net income (loss)	$75,926	$(501,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation	52,714	—
Write-off of deferred loan and acquisition costs	—	415,246
Stock issued for services	—	36,000
Changes in operating assets and liabilities:
Receivables	(283,977)	4,194
Unbilled revenue to related company	—	926
Inventories	361,347	—
Prepaid expenses	(70,185)	—
Deferred loan & acquisition costs	100,568	38,256
Checks outstanding in excess of cash	(1,049)	—
Accounts payable and accrued expenses	60,455	(245,609)

Net cash provided by (used in) operating activities	295,799	(252,810)

Investing activities
Purchases of property, plant, and equipment	(126,128)	—
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	(4,392,561)	—

Net cash used in investing activities	(4,518,689)	—

Financing activities
Net borrowings on line of credit	1,896,773	—
Proceeds from borrowings of long-term debt	1,500,000	248,827
Net borrowings from related parties	1,010,486	—
Net payments on advances from shareholders	(1,085)	—
Principal repayments on long-term debt	(113,846)	—
Principal repayments on capital lease obligation	(5,934)	—

Net cash provided by financing activities	4,286,394	248,827

Net increase (decrease) in cash	63,504	(3,983)

Cash at beginning of period	—	4,168

Cash at end of period	$63,504	$185

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Supplemental disclosure of noncash activities
During the six months ended June 30, 2004, the Company had $93,798 in deferred loan and acquisition costs related to the acquisitions discussed in Note 3 that had not been paid.
Additionally, shareholders contributed equipment totaling $59,843 during the six months ended June 30, 2004.
During January 2005, the Company issued 120,000 shares of stock valued at $30,000 to an outside consultant. This transaction was executed via reduction in advances from shareholders.
Also, during January 2005, the Company completed the business acquisition discussed in Note 4. The acquisition resulted in the following noncash activities:

Common stock issued for acquisition costs (see Note 3)	210,668

Due to seller	282,524
See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2005
1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
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
2. Related Party Transactions
The Company’s revenues from continuing operations for the six months ended June 30, 2004 were derived from two customers. One of these customers is a related company controlled by a family member of a major stockholder and Company board member (the “related company”) and represented 61% of these revenues.
During May 2004, the two majority shareholders of the Company contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment used in the refractory industry and the entity had no revenues, expenses or liabilities. Due to the related party nature of this transaction, in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, these assets were recorded by the Company at their carrying amount of $59,843. Additional paid-in capital was increased by this same amount.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
2.	Related Party Transactions (continued)
Additionally, the Company has previously received advances from the related company and a shareholder in order to meet its obligations. During January 2005, the Company had additional advances from the related company of $10,486, increasing the outstanding balance to $600,000. On January 31, 2005, the Company and the related company formalized the terms of their arrangement, increasing the annual interest rate to 7.37%. The Company was scheduled to begin paying interest only on a quarterly basis beginning June 1, 2005 in the amount of $11,055. However, the Company has not yet made the first scheduled interest payment. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $22,948. This note matures on March 1, 2019, with any remaining principal and interest due in full on this date. As a result of the formalized terms, the advances from the related company have been classified as long-term at June 30, 2005 and December 31, 2004 in the accompanying condensed consolidated balance sheets.
3.	Company Equity Matters
During June 2004, the Company issued under its 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan 225,000 shares of common stock valued at $36,000 to certain consultants of the Company. Two of these consultants who received 100,000 shares each are also Company board members. This amount was recorded as professional and consulting services expenses in the accompanying condensed consolidated statement of operations.
During January 2005 and in conjunction with the Company’s business acquisition discussed in Note 4, the Company issued 426,668 shares of stock valued at $106,668 to an outside consultant for services. This same consultant also purchased an additional 120,000 shares of stock from the Company for $30,000. The Company also issued 650,000 shares of stock valued at $104,000 to a board member and stockholder for services related to the acquisition.
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
On January 31, 2005, RISG, a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 31, 2005 among the parties named above and the Company, RISG paid the Freeport Entities, collectively, $3,916,000 in cash and assumed liabilities of $767,473 (subsequently increased to $790,273 as disclosed below). Additionally, the Company has recorded a liability to the seller for $282,524 related to preliminary estimates of the final purchase price which is based on the final balance sheet at the acquisition date. This amount is still being negotiated between the Company and the Freeport Entities and should the amount change, the liability to the seller and purchase price allocation will be adjusted. The Company also incurred a total of $687,229 in acquisition costs. The purchase price allocated among the assets, after the revisions discussed below, totals $5,676,026.
The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may be expected within one year of the purchase date for changes in estimates of fair value of assets acquired and liabilities assumed and the ultimate settlement amount paid to the seller. Accordingly, during the second quarter of 2005, Company management revised the original purchase price allocation based on a $22,800 increase in assumed liabilities and new information regarding the valuation of inventories. This revision resulted in a reclassification between inventories and property, plant and equipment of $432,466 and an increase in liabilities assumed of $22,800. The effect of this purchase price allocation revision decreased the Company’s net loss for the three months ended March 31, 2005 by $62,903 to $41,144. The effect on loss per share was not significant. The following table summarizes the allocation of the revised preliminary purchase price to the assets acquired and the liabilities assumed using the purchase method in accordance with the Statement of Financial Accounting Standards No. 141, Business Combinations.

Accounts receivable	$1,007,032
Inventories	3,409,585
Property, plant, and equipment	1,259,409

Assets acquired	5,676,026

Accounts payable	616,903
Long-term debt	62,555
Capital lease obligations	110,815

Liabilities assumed	790,273

Net assets acquired	$4,885,753

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4.	Business Acquisition and Related Financing (continued)
The following unaudited pro forma results of operations assume the Freeport Entities had been acquired at the beginning of each of the periods presented.

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net revenues	$2,607,503	$2,163,051	$5,022,102	$4,760,008
Net income (loss)	242,876	(428,776)	(52,417)	(512,995)

Net income (loss) per share	$0.01	$(0.02)	$—	$(0.03)

Weighted average shares used in computing net loss per share	18,664,238	20,298,821	18,464,794	20,274,714
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
The Bank revolving line of credit allows the Company to borrow up to 70% of eligible accounts receivable and 40% of raw materials and finished goods inventories. As of June 30, 2005, the maximum amount available to borrow was $2,416,950. Interest on the line of credit is based on the Bank’s base rate, as defined, plus 2% (8% at June 30, 2005). The line of credit requires monthly payments of all outstanding interest. Any outstanding principal and interest is due February 1, 2010. As of June 30, 2005, borrowings against line of credit totaled $1,896,773, which was used in financing the asset purchase and related costs.
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
Each of the promissory notes with the related companies bears interest at an annual rate of 7.37%. Payments of interest only were scheduled to begin on June 1, 2005 and continue on a quarterly basis through May 31, 2010. However, the first scheduled interest payment has not yet been made. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $38,248. Both notes mature on March 1, 2019, with any remaining principal and interest due in full on this date.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4.	Business Acquisition and Related Financing (continued)
Also, during January 2005, the Company agreed to guarantee the indebtedness from the Bank of the related companies. Upon default of the related companies, the Company would be obligated to pay any outstanding principal and accrued interest to the Bank on their behalf. In addition, if the related companies default on their loans from the Bank, the Company’s outstanding loans with the Bank will also be considered in default. At June 30 2005 the debt guaranteed for the related companies was $2,476,802 under term loans and up to $5,500,000 under revolving line of credit terms. These term loans and revolving lines of credit expire February 1, 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
5.	Commitments and Contingencies
During January 2005, a financial institution involved in the financing of an earlier failed acquisition (previously discussed in Note 4) filed a lawsuit against the Company and its two majority stockholders seeking $206,737 for out of pocket expenses and bank fees related to this failed acquisition. The Company anticipates a settlement will be reached related to this lawsuit and has recorded a liability of $68,737 for the out of pocket expenses incurred by the financial institution. However, should the lawsuit go to trial, the Company could be liable for up to $206,737.
Also, during January 2005, the Company entered into an agreement to purchase five parcels of land in Pennsylvania for $100,000. This purchase is expected to take place in the third quarter of 2005.
6.	Earnings Per Share Data
Basic earnings/loss per share assumes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there is no diluted income (loss) per share.
The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Average shares outstanding	18,664,238	20,298,821	18,464,794	20,274,714

Net income (loss) per share	$0.01	$(0.02)	$—	$(0.02)

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7.	Income Tax Provision
No provision for income taxes was required for the three- and six-months ended June 30, 2005 due to the use of net operating loss carryforwards for which the benefit had not previously been recorded.
8.	Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must continue to achieve profitable operations or generate additional funds in order to continue as a going concern. The Company anticipates the future operations and related financing of the asset acquisition discussed in Note 4 will continue to provide the Company future positive cash flows necessary to continue as a going concern.

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
     Introduction
     This Quarterly Report on Form 10-QSB for the period ended June 30, 2005 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report.
     General
     Our primary business purpose is to acquire and operate businesses related to the manufacturing and distribution of materials used in the refractory industry. DT Solutions, Inc., one of our subsidiaries, currently has no operations.
     All of our current operations are presently conducted through our other subsidiary, Refractory & Industrial Supply Group, Inc., which originally was formed to operate as a distributor of refractory products and supplies. However, on January 31, 2005, this subsidiary changed its primary activity to manufacturing refractory products by acquiring substantially all the refractory assets and assuming certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc., (the “Freeport Entities”). This acquisition consisted principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are located in Pennsylvania and are engaged not only in the business of manufacturing refractory products, but also in manufacturing dies used in the refractory industry and precision machining.
     Balance Sheets
     Our assets have changed significantly since December 31, 2004 as a result of our acquisition of the Freeport Entities. The majority of our assets relate to this acquisition and have thus increased significantly during January 2005. As discussed in the notes to the interim financial statements, the net assets acquired were recorded based on an allocation of the purchase price. The March 31, 2005 Quarterly Report noted that the purchase price allocation was prepared at that time on a preliminary basis and would be subject to adjustments for a period of up to one year from the purchase date. During the interim period ended June 30, 2005, additional changes were made to this allocation to more fairly reflect the assets acquired and liabilities assumed. Our acquisition was financed with borrowings from both a financial institution and related companies, along with the issuance of our stock valued at $210,668. In addition, we guaranteed certain financial institution debt incurred by the related companies. Our shareholders’ deficit has decreased from year-end as a result of the stock issuance in addition to the net income for the first six months June 30, 2005.
     Results of Operations
     Revenue – Our revenues for the six months ended June 30, 2005 are $4,349,273, (net of sales to related companies of $39,817), which is a significant increase from the six months ended June 30, 2004. This increase is attributable to our acquisition discussed above.

     Expenses – Our cost of goods sold for the six months ended June 30, 2005 are $3,556,485, which is a significant increase from the six months ended June 30, 2004 and is attributable to the acquisition discussed above. Our operating expenses and net other expenses increased significantly also for the same reason.
     Liquiduty and Capital Resources
     A major shareholder and a related company funded our losses in prior years. The Company obtained financing through a financial institution and related companies for the acquisition and it is anticipated our cash flow from current operations will be sufficient to fund our operations.
     Other Significant Events
     The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving certain production equipment from the Kittanning Brick facility to the Freeport Brick facility. The Company has already commenced contract negotiations with a commercial realtor to sell the Kittanning Brick facility.
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer and Chief Financial Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.

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

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant

Date: August 15, 2005	/s/ B. Grant Hunter

B. Grant Hunter President and Chief Executive Officer

Date: August 15, 2005	/s/ J. Terry Medovitch

J. Terry Medovitch Chief Financial Officer