Form 10QSB
period 2005-09-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2005-11-14
CIK 1096835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,714,238 shares
(Class of Stock)	(Shares outstanding as of November 8, 2005)
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB
Part I. Financial Information

		Page
Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	12

Part II. Other Information

Item 6.	Exhibits
	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	14
	Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	15
	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	16
	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	17
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

-i-

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash	$38,351	$—
Receivables:
Trade, net of reserve for doubtful accounts of $47,381 in 2005	1,059,291	—
Related party	—	27,116

Total receivables	1,059,291	27,116
Inventories, net	3,414,772	4,148
Prepaid expenses	137,229	—

Total current assets	4,649,643	31,264

Property, plant and equipment:
Land	99,229	—
Buildings	793,374	—
Machinery and equipment	614,573	59,843

	1,507,176	59,843
Less accumulated depreciation	99,188	11,969

Net property, plant and equipment	1,407,988	47,874

Deferred acquisition costs	—	100,568

Total assets	$6,057,631	$179,706

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	September 30	December 31
	2005	2004
	(Unaudited)
Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$—	$1,049
Accounts payable and accrued expenses	1,171,401	283,947
Due to seller	282,524	—
Current portion of long-term debt to financial institution	289,902	—
Current portion of capital lease obligation	24,952	—

Total current liabilities	1,768,779	284,996

Advances from shareholders	44,899	80,984
Long-term debt, less current portion	1,090,142	—
Capital lease obligation, less current portion	73,909	—
Note payable to financial institution	1,985,773	—
Notes payable to related companies	1,600,000	589,514

Total liabilities	6,563,502	955,494

Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding—18,714,238 in 2005 and 17,467,571 shares in 2004	1,872	1,747
Additional paid-in capital	11,215,130	10,966,587
Accumulated deficit	(11,722,873)	(11,744,122)

Net shareholders’ deficit	(505,871)	(775,788)

Total liabilities and shareholders’ deficit	$6,057,631	$179,706

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Revenues:
Unrelated companies	$2,007,747	$—	$6,357,020	$15,611
Related companies	12,339	39,921	52,156	64,384

Total revenues	2,020,086	39,921	6,409,176	79,995
Costs of goods sold	1,632,031	25,612	5,188,516	60,795

Gross profit	388,055	14,309	1,220,660	19,200

Operating expenses:
Professional and consulting services	39,320	16,831	128,409	91,049
Marketing and advertising	88,512	—	238,684	—
Office and administrative	219,577	5,756	603,394	23,006

Total operating expenses	347,409	22,587	970,487	114,055

Operating income (loss)	40,646	(8,278)	250,173	(94,855)

Other income (expenses):
Miscellaneous income	2,557	—	17,821	—
Write-off of deferred loan and acquisition costs	—	4,987	—	(410,259)
Interest expense	(97,881)	(6,493)	(246,745)	(6,493)

Total other expenses	(95,324)	(1,506)	(228,924)	(416,752)

Net income (loss)	$(54,678)	$(9,784)	$21,249	$(511,607)

Basic net earnings (loss) per share	$—	$—	$—	$(0.03)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2005	2004
Operating activities
Net income (loss)	$21,249	$(511,607)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation	87,219	2,992
Write-off of deferred loan and acquisition costs	—	410,259
Stock issued for services	8,000	36,000
Changes in operating assets and liabilities:
Receivables	(25,143)	1,189
Unbilled revenue to related company	—	926
Inventories	(1,039)	—
Prepaid expenses	(137,229)	—
Deferred loan & acquisition costs	—	22,288
Checks outstanding in excess of cash	(1,049)	—
Accounts payable and accrued expenses	270,551	(257,994)

Net cash provided by (used in) operating activities	222,559	(295,947)

Investing activities
Purchases of property, plant, and equipment	(187,924)	—
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	(4,291,993)	—

Net cash used in investing activities	(4,479,917)	—

Financing activities
Net borrowings on line of credit	1,985,773	—
Proceeds from borrowings of long-term debt	1,500,000	—
Net borrowings from related parties	1,010,486	291,975
Net payments on advances from shareholders	(6,085)	—
Principal repayments on long-term debt	(182,511)	—
Principal repayments on capital lease obligation	(11,954)	—

Net cash provided by financing activities	4,295,709	291,975

Net increase (decrease) in cash	38,351	(3,972)

Cash at beginning of period	—	4,168

Cash at end of period	$38,351	$196

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Supplemental disclosure of noncash activities
During the nine months ended September 30, 2004, the company had $95,397 in deferred loan and acquisition costs related to the acquisitions discussed in Note 4 that had not been paid.
During June 2004, the Company issued 225,000 shares of stock valued at $36,000 to certain consultants of the Company.
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
Also, during January 2005, the Company completed the business acquisition discussed in Note 4. The acquisition resulted in the following noncash activities:

Common stock issued for acquisition costs (see Note 4)	210,668

Due to seller	282,524
During May 2005, the Company issued 50,000 shares of stock valued at $8,000 to a consultant for the Company.
See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Refractory and Industrial Supply Group, Inc. (“RISG”). All inter-company balances and transactions have been eliminated.
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
Additionally, the Company has previously received advances from the related company and a shareholder in order to meet its obligations. During January 2005, the Company had additional advances from the related company of $10,486, increasing the outstanding balance to $600,000. On January 31, 2005, the Company and the related company formalized the terms of their arrangement, increasing the annual interest rate to 7.37%. The Company began paying interest on a quarterly basis beginning June 1, 2005 in the amount of $11,055. However, the Company has not yet made the most recent scheduled interest payment. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $22,948. This note matures on March 1, 2019, with any remaining principal and interest due in full on this date. As a result of the formalized terms, the advances from the related company have been classified as long-term at September 30, 2005 and December 31, 2004 in the accompanying condensed consolidated balance sheets.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Company Equity Matters
During June 2004, the Company issued under its 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (“the Plan”) 225,000 shares of common stock valued at $36,000 to certain consultants of the Company. Two of these consultants who received 100,000 shares each are also Company board members. Also, under the Plan during May 2005, the company issued an additional 50,000 shares of stock valued at $8,000 to a consultant for services. These amounts were recorded as professional and consulting services expenses in the accompanying condensed consolidated statement of operations.
During January 2005 and in conjunction with the Company’s business acquisition discussed in Note 4, the Company issued 426,667 shares of stock valued at $106,668 to an outside consultant for services. This same consultant also purchased an additional 120,000 shares of stock from the Company for $30,000. The Company also issued 650,000 shares of stock valued at $104,000 to a board member and stockholder for services related to the acquisition.
4. Business Acquisition and Related Financing
During 2002, the Company entered into a letter of intent to acquire substantially all of the assets, with the exception of cash and receivables, of a company that manufactures specialized brick used in the refractory business. Due to delays relating to amending and restructuring the original letter of intent, along with changes in the financing, the anticipated acquisition took longer than expected and the letter of intent expired. During second quarter 2004, the management of the Company determined they would no longer pursue this acquisition. Accordingly, the Company wrote off $410,259 in loan and acquisition costs that were previously capitalized related to this acquisition.
On January 31, 2005, RISG, a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Inc., Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 31, 2005 among the parties named above and the Company, RISG paid the Freeport Entities, collectively, $3,916,000 in cash and assumed liabilities of $767,473 (subsequently increased to $790,273 as disclosed below). Additionally, the Company has recorded a liability to the seller for $282,524 related to preliminary estimates of the final purchase price which is based on the final balance sheet at the acquisition date. This amount is currently being litigated (Note 5) between the Company and the Freeport Entities and should the amount change, the liability to the seller and purchase price allocation will be adjusted. The Company also incurred a total of $687,229 in acquisition costs. The purchase price allocated among the assets, after the revisions discussed below, totals $5,676,026.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Business Acquisition and Related Financing (continued)
The purchase price allocation has been prepared on a preliminary basis, and reasonable changes may be expected within one year of the purchase date for changes in estimates of fair value of assets acquired and liabilities assumed and the ultimate settlement amount paid to or received from the seller. Accordingly, during the second quarter of 2005, Company management revised the original purchase price allocation based on a $22,800 increase in assumed liabilities and new information regarding the valuation of inventories. This revision resulted in a reclassification between inventories and property, plant and equipment and an increase in liabilities assumed. The effect of this purchase price allocation revision decreased the Company’s net loss for the three months ended March 31, 2005 by $62,903 to $41,144. The effect on loss per share was not significant. The following table summarizes the allocation of the revised preliminary purchase price to the assets acquired and the liabilities assumed using the purchase method in accordance with the Statement of Financial Accounting Standards No. 141, Business Combinations.

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

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net revenues	$2,020,085	$2,092,835	$7,042,187	$6,852,843
Net loss	(47,068)	(302,923)	(84,268)	(815,918)

Net loss per share	$—	$(0.01)	$—	$(0.04)

Weighted average shares used in computing net loss per share	18,714,238	20,355,071	18,553,497	20,355,071
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

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Business Acquisition and Related Financing (continued)
The Bank revolving line of credit allows the Company to borrow up to 70% of eligible accounts receivable and 40% of raw materials and finished goods inventories. As of September 30, 2005, the maximum amount available to borrow was $2,315,435. Interest on the line of credit is based on the Bank’s base rate, as defined, plus 2% (8.5% at September 30, 2005). The line of credit requires monthly payments of all outstanding interest. Any outstanding principal and interest is due February 1, 2010. As of September 30, 2005, borrowings against line of credit totaled $1,985,773, which was used in financing the asset purchase and related costs. Subsequent to September 30, 2005, the Company borrowed an additional $250,000 under this line of credit.
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
Each of the promissory notes with the related companies bears interest at an annual rate of 7.37%. Payments of interest only began on June 1, 2005 and continue on a quarterly basis through May 31, 2010. However, the most recent scheduled interest payment has not yet been made. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $38,248. Both notes mature on March 1, 2019, with any remaining principal and interest due in full on this date.
Also, during January 2005, the Company agreed to guarantee the indebtedness from the Bank of the related companies. Upon default of the related companies, the Company would be obligated to pay any outstanding principal and accrued interest to the Bank on their behalf. In addition, if the related companies default on their loans from the Bank, the Company’s outstanding loans with the Bank will also be considered in default. At September 30, 2005 the debt guaranteed for the related companies was $2,466,294 under term loans and up to $5,500,000 under revolving line of credit terms. These term loans and revolving lines of credit expire February 1, 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
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
Also, during January 2005, the Company entered into an agreement to purchase five parcels of land in Pennsylvania for $100,000. This purchase has been delayed until the Company completes the negotiation of the final purchase price.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Commitments and Contingencies (continued)
During September 2005, the party with whom the Company entered into the asset purchase agreement to acquire the Freeport entities, filed a lawsuit against the Company and an outside consultant, who is also a shareholder, for payment of the purchase price adjustment determined from the post-closing balance sheet. The Company contends the party owes the Company additional monies based on the post-closing balance sheet. The Company has presently recorded a liability of $282,524 related to this matter; however, this amount is subject to change in the near term based on the ultimate outcome of this matter.
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
The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Average shares outstanding	18,714,238	20,355,071	18,553,497	20,355,071

Net income (loss) per share	$—	$—	$—	$(0.03)

7. Income Tax Provision
No provision for income taxes was required for the nine-months ended September 30, 2005 due to the use of net operating loss carryforwards for which the benefit had not previously been recorded.
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
     Introduction
     This Quarterly Report on Form 10-QSB for the period ended September 30, 2005 should be read in conjunction with our unaudited financial statements included as part of this Form 10-QSB Report.
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
     The Company earns revenue and generates cash principally through the sale of products manufactured by its Refractory & Industrial Supply Group Inc. subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, and other similar industries.
     Balance Sheets
     Our assets have changed significantly since December 31, 2004 as a result of our acquisition of the Freeport Entities. The majority of our assets relate to this acquisition and have thus increased significantly during the first nine months of the year. As discussed in the notes to the interim financial statements, the net assets acquired were recorded based on an allocation of the purchase price. The March 31, 2005 Quarterly Report noted that the purchase price allocation was prepared at that time on a preliminary basis and would be subject to reasonable adjustments for a period of up to one year from the purchase date. During the interim period ended June 30, 2005, additional changes were made to this allocation to more fairly reflect the assets acquired and liabilities assumed. There were no changes to the purchase price allocation during the quarter ended September 30, 2005. Our acquisition was financed with borrowings from both a financial institution and related companies, along with the issuance of our stock valued at $210,668. Our shareholders’ deficit has decreased from December 31, 2004 as a result of the stock issuance in addition to the net income of the first nine months.

     Results of Operations
     Revenue — Our revenues for the nine months ended September 30, 2005 are $6,357,020 (net of sales to related companies of $52,156), which is a significant increase from the nine months ended September 30, 2004. This increase is attributable to our acquisition discussed above.
     Expenses — Our cost of goods sold for the nine months ended September 30, 2005 are $5,188,516, which is a significant increase from the nine months ended September 30, 2004 and is attributable to the acquisition discussed above. Our operating expenses and net other expenses increased significantly also for the same reason.
     Liquidity and Capital Resources
     A major shareholder and a related company funded our losses in prior years. The Company obtained financing through a financial institution and related companies for the acquisition. We recognize that the Company must continue to achieve profitable operations or generate additional funds to continue as a going concern. We anticipate the future operations and financing of the asset acquisition will continue to provide the Company future positive cash flows necessary to continue as a going concern.
     Other Significant Event
     The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving certain production equipment from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. According to current plans, it is hoped that this project will be completed within one year.
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

DIVERSIFIED THERMAL SOLUTIONS, INC.

Registrant

Date: November 14, 2005	/s/ B. Grant Hunter

B. Grant Hunter
President and Chief Executive Officer

Date: November 14, 2005	/s/ J. Terry Medovitch

J. Terry Medovitch
Chief Financial Officer