Form 10KSB
period 2005-12-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2006-04-14
CIK 1096835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 000-28047
DIVERSIFIED THERMAL SOLUTIONS, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	94-3342064

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
4126 Delp Street, Suite 200, Memphis, TN 38118

(Address of Principal Executive Offices)
Issuer’s telephone number, including area code (901) 365-7650

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock par value, $0.0001

     Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State Issuer’s revenues for its most recent fiscal year: $8,733,539.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $859,641 as of April 10, 2006.
     State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: 18,834,238 shares of common stock as of April 10, 2006.
DOCUMENTS INCORPORATED BY REFERENCE None.
Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

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
     On July 1, 2002, we issued 15 million shares of common stock in connection with the acquisition of all of the outstanding stock of Global Holdings, Inc. On October 16, 2002, Global Holdings, Inc. changed its name to DT Solutions, Inc. On July 24, 2002, we created another wholly-owned subsidiary, Refractory & Industrial Supply Group, Inc. (“RISG”). RISG was originally formed to act as the marketing and distribution division for all refractory products. However, on January 31, 2005, RISG acquired the “Freeport Entities” as described below, and is now manufacturing refractory products and other products related to the refractory industry.
     On March 27, 2006, RISG changed its name to Fuzion Technologies, Inc. to more accurately reflect the vision of the company which is to become a supplier of a full line of quality refractory and industrial products and complementary industrial services.
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
     Refractory products typically have relatively high bulk density, high softening point, and high crushing strength. Refractory products are typically referred to as:

•	Monolithic — a furnace lining without joints, formed of material which is rammed, cast, gunned or sintered into place;

•	Brick — low grade, low alumina to high grade, high alumina straight and shaped brick; or

•	Pre-Cast Shapes — special shapes designed to the customer’s specifications, such as a doorjamb in a furnace.
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
            During May 2004, B. Grant Hunter, our President, Chief Executive Officer and director, and John F. Curry, our Secretary/Treasurer and director, contributed to us 100% of the stock in LW Precast Corp. that has no operations and no liabilities but owns equipment used to manufacture monolithics and firebrick products, including one of the industry’s most utilized materials, high alumina/low cement castables and the more unique fused or vitreous silica brick products. We now have the capability to produce pre-cast, pre-fired refractory shapes. These are shapes that are cast to the customer’s specifications and then prefired so that they are placed directly into service, greatly reducing the customer’s downtime. We have also entered into agreements with suppliers that enable us to offer a complete line of refractory specialty items such as castables, plastics and mortars and high quality basic, extra high alumina, and alumina/chrome brick, as well as other high-end specialty items at competitive prices.
            We intend to actively seek out and secure additional strategic distribution agreements on a selective basis. We anticipate that our partners will exhibit certain characteristics such as dominance in a particular industry, sales of non-competing products that will complement our offerings, an existing sales force, and the ability to service a particular geographic area of the country.
            On January 31, 2005, RISG, a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement dated January 31, 2005 among the parties named above and the Company, the purchase price allocated among the assets totals approximately $5,600,000.
Purchasing
            We do not anticipate any significant difficulty in obtaining products necessary for our operations.

Competition
     We compete with a substantial number of other companies. We believe that the major competitive factors in our business are the quality and durability of finished products, the quality of customer service and price. Our ability to compete effectively in selling our products is primarily dependent on our ability to deliver high quality finished products with speed and accuracy, along with outstanding customer service.
Employees
     On December 31, 2005, Refractory & Industrial Supply Group, Inc., one of our wholly-owned subsidiaries, employed approximately 85 full time employees, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2005, Diversified Thermal Solutions, Inc. and DT Solutions, Inc. had no employees.
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
Item 2. DESCRIPTION OF PROPERTY
     We lease 500 square feet of office space that we use for our corporate headquarters at 4126 Delp Street, Suite 200, Memphis, TN, 38118, from Lynn Whitsett Corporation, a related company. We currently are not charged for the use of this property. We believe that the property is suitable for its current usage, and that it is adequately insured. As a result of acquisition, we own approximately 378,050 square feet of space located on 28.4 acres in Freeport, Pennsylvania, Adrian, Pennsylvania, and Kittanning, Pennsylvania. Our two refractory manufacturing plants are located in Freeport and Adrian, Pennsylvania, and our tool and die manufacturing plant is located in Kittanning, Pennsylvania. In 2006, we expect to complete the additional purchase of approximately 38.8 acres in Freeport and Adrian Pennsylvania in connection with our acquisition of substantially all of the assets of the Freeport Entities as described in “Description of Business-Strategy.” This property is primarily utilized for raw material storage and will provide necessary space for any future expansion at the Freeport location. On February 2, 2006, a fire significantly damaged one of our buildings which housed equipment used to grind all of the clay used in production at the Freeport location as well as all of the bauxite used in production at the Freeport and Kittanning locations. Certain of our equipment was also damaged. The fire disrupted our operations for several weeks until a temporary alternate re-configuration of our raw materials processing was in place. We are currently negotiating a claim with our insurance provider; however, the ultimate settlement amount of the claim is not presently determinable.
Item 3. LEGAL PROCEEDINGS
     On February 14, 2005, The Harbor Bank of Maryland (“Harbor Bank”) filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries, B. Grant Hunter (“Hunter”), our President, Chief Executive Officer, and director, and John F. Curry (“Curry”), our Secretary/Treasurer and director, in the Thirtieth District of the Chancery Court in Memphis, Tennessee alleging breach of contract and seeking compensatory damages in the amount of $206,737. In November 2003, DT Solutions, Inc. entered into a loan commitment with Harbor Bank, Hunter and Curry joined as guarantors, in connection with a potential acquisition by the Company. During 2004, we determined we would no longer pursue this acquisition because we could not secure financing for the acquisition. Harbor Bank had performed several obligations under the loan commitment and incurred certain out of pocket expenses. We have agreed to pay Harbor Bank $54,000.00 to settle the litigation, and the court has dismissed the claims.

     On September 22, 2005, Freeport Brick Company, Free-Madie Company, Kittanning Brick Company, Freeport Refractories, Inc., Freeport Real Estate, Inc. and Freeport Area Enterprises, Inc. (“Freeport”) filed a complaint against us, RISG, one of our wholly-owned subsidiaries, and Gerald J. Gustas, a RISG stockholder, in the Court of Common Pleas of Armstrong County Pennsylvania. In connection with our acquisition of substantially all of the assets of certain of the Freeport entities, Freeport alleged that we owed them additional amounts as a purchase price adjustment to account for differences in the values of certain assets and liabilities. On January 30, 2006, we entered into a Settlement Agreement with Freeport and agreed to pay $150,000 to settle the aforementioned claims. This settlement cost of $150,000 is included in the total purchase price allocation of approximately $5,600,000. See “Description of Business-Strategy.”
     On September 25, 2005, First Capital Insulation, Inc. filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries (“DT Solutions”), and Mt. Savage Firebrick Company in the Circuit Court of Allegeny County, Maryland. DT Solutions entered into an agreement for the purchase of real property from Mt. Savage Firebrick Company. First Capital Insulation is seeking approximately $38,000 for its removal and disposition of asbestos containing material from two brick ovens. A trial date is currently set for December 1, 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II.
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is quoted under the symbol “DVTS” on the OTC Bulletin Board. The following is a list of the high and low bid quotations by fiscal quarters for 2005 and 2004:

	Low	High
Quarter ended March 31, 2005	$0.25	$0.25
Quarter ended June 30, 2005	0.23	0.23
Quarter ended September 30, 2005	0.28	0.28
Quarter ended December 31, 2005	0.24	0.24

Quarter ended March 31, 2004	$0.22	$0.22
Quarter ended June 30, 2004	0.41	0.41
Quarter ended September 30, 2004	0.36	0.37
Quarter ended December 31, 2004	0.25	0.30
     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations were obtained from financeyahoo.com.
Holders
     We estimate that there were approximately 127 holders of record of our common stock as of December 31, 2005.
Dividends
     We have not paid a cash dividend on our common stock during the past two fiscal years and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by the terms of our loan agreements with a financial institution, requiring such financial institution’s consent prior to any declaration of a dividend by the Company.
Equity Compensation Plan
     The following table sets forth, as of December 31, 2005, certain information with respect to shares of common stock authorized for issuance under the our equity compensation plan:

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,215,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,215,000

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
     All of our current operations are presently conducted through our other subsidiary, Refractory & Industrial Supply Group, Inc. (“RISG”), which originally was formed to operate as a distributor of refractory products and supplies. However, on January 31, 2005, this subsidiary changed its primary activity to manufacturing refractory products by acquiring substantially all the refractory assets and assuming certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc., (the “Freeport Entities”). This acquisition consisted principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are located in Pennsylvania and are engaged not only in the business of manufacturing refractory products, but also in manufacturing dies used in the refractory industry and precision machining. These entities now operate as the Freeport Brick Division, Kittanning Brick Division, and Armstrong Precision Manufacturing Division. An additional operation, the Memphis Division, operates in Tennessee, but on a much smaller scale.

     The Company earns revenue and generates cash principally through the sale of products manufactured by its RISG subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, petroleum, paper & pulp, foundry, and other non-ferrous industries.
Balance Sheets
     Our assets have changed significantly since December 31, 2004 as a result of our acquisition of the Freeport Entities. The majority of our assets relate to this acquisition and have thus increased significantly during the year. The purchase price allocated among the assets amounted to $5,624,008, namely in accounts receivable, inventories, and property, plant, & equipment. Certain liabilities were assumed, mainly consisting of accounts payable, accrued expenses, as well as an equipment note and capitalized lease. The total liabilities assumed amounted to $790,273. This acquisition was financed primarily with a new $1.5 million term loan and a $2.5 million line of credit with a financial institution along with two promissory notes from related companies totaling $1 million. Our shareholders’ deficit has decreased from year-end as a result of stock issuance, offset by the net loss for the year.
Results of Operation
     Revenue — Our revenues for the year ended December 31, 2005 were $8,665,370 (net of sales to related companies of $68,169), which is a significant increase from the prior year. This increase is attributable to our acquisition discussed above. The largest sources of revenue were from the sale of runner brick to the steel industry and the sale of barrier brick to the aluminum industry, followed by the sale of high-alumina products to the cement and steel industries. Our Duro® brick, which is an acid resistant product, was also a significant source of revenue.
     Expenses — Our cost of goods sold for the year ended December 31, 2005 are $7,275,031, which is a significant increase from the prior year, attributable to the acquisition discussed above. Our operating expenses and net other expenses increased significantly also for the same reason. Our Gross Profit percentage for the year was 16.8%, which fell short of our projections for several reasons. We realized disproportionate increases in the cost of natural gas, which is the source of energy we employ in firing our manufactured products. In addition, in late May 2005, we began manufacturing products at our Freeport Brick plant, which had not manufactured any product for nine months. In doing so, there were numerous start-up costs that were absorbed, including the training of a significant number of new employees and losses in recovery that were higher than anticipated.
Liquidity and Capital Resources
     A major shareholder and a related company funded our losses in prior years. The Company obtained financing through a financial institution and related companies for the Freeport acquisition. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
Other Significant Events
     The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. According to current plans, this project will be completed by the end of the year 2006.
     On February 2, 2006, a fire significantly damaged one of our buildings which housed equipment used to grind all of the clay used in the production at the Freeport location as well as all of the bauxite used in the production at the Freeport and Kittanning locations. This fire disrupted our operations for several weeks until a temporary alternate re-configuration of our raw materials processing was in place. We are currently negotiating a claim with our insurance provider; however, the ultimate settlement amount of the claim is not presently determinable.

     On March 27, 2006, our subsidiary, RISG, changed its name to Fuzion Technologies, Inc. to more accurately reflect the vision of the company which is to become a supplier of a full line of quality refractory and industrial products and complementary industrial services.
Item 7. FINANCIAL STATEMENTS
     The report of our independent auditors and our financial statements are included in pages F-1 through F-17.

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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     The following table sets forth certain information about our executive officers and directors as of April 10, 2006.

Name	Age	Position
B. Grant Hunter	42	President, Chief Executive Officer, and Director
J. Terry Medovitch	54	Chief Financial Officer
Mary Eubanks	70	Acting Chief Financial Officer
John F. Curry	47	Secretary/Treasurer and Director
Ed H. Gatlin	65	Director
Jerry W. Hunter	68	Director

     B. Grant Hunter became our Chief Executive Officer in 2001. Mr. Hunter is currently Vice President of Lynn Whitsett Corporation, and has served in that position since 1986. Lynn Whitsett specializes in the construction of high temperature process vessels. Mr. Hunter is the son of Jerry W. Hunter, one of our directors.
     J. Terry Medovitch has been Chief Financial Officer since May 20, 2005. Mr. Medovitch has served as Treasurer of Freeport Area Enterprises, Inc., the parent company to the Freeport Entities, since October 1983. In January 2005, we acquired substantially all of the refractory assets and assumed certain liabilities of the Freeport Entities.
     Mary Eubanks served as our Acting Chief Financial Officer from April 2004 to May 20, 2005. Since December 1999, Ms. Eubanks has been the controller of the Lynn Whitsett Corporation. Prior to that, Ms. Eubanks, a CPA, worked in public accounting.
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
Code of Ethics
     Because we recently acquired full time employees in connection with the Freeport acquisition, we have not yet adopted a code of ethics.
Item 10. EXECUTIVE COMPENSATION
     As of December 31, 2005, we had no full time employees. The compensation of our Chief Executive Officer for 2005, 2004, and 2003 is described in the table set forth below.

Name and Principal Position	Year	Annual Salary[1]
B. Grant Hunter	2005	$64,503
	2004	$0
	2003	$0

J. Terry Medovitch	2005	$108,195	[2]

[1]	Salaries were paid by Refractory & Industrial Supply Group, Inc., one of our wholly-owned subsidiaries.

[2]	Mr. Medovitch became a salaried employee of RISG as of February 1, 2005.

Benefit Plan
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
     Stock Appreciation Rights. Stock appreciation rights are granted pursuant to stock appreciation rights agreements. The plan administrator determines the strike price for a stock appreciation right. A stock appreciation right granted under the 2003 Equity Incentive Plan vests at the rate specified in the stock appreciation right agreement.
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
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth the number and the percentage of shares of our outstanding common stock that were beneficially owned by our Chief Executive Officer, our directors and named executive officers and directors as a group, and all persons known to us to be a “beneficial owner,” as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of our common stock as of December 31, 2005.

	Number of Shares of Common Stock	Percent
Name and Address(1)	Beneficially Owned as of December 31, 2005	of Class
B. Grant Hunter(2)	10,785,539	39%
John F. Curry	3,697,197	20%
Mary Eubanks(3)	159,828	*
Ed Gatlin	131,452	*
Jerry W. Hunter(2)	4,136,654	4%
J. Terry Medovitch(4)	8,600	*
Named executive officers and directors as a group (6 individuals)	12,179,584	65%

(1)	The address is 4126 Delp Street, Memphis, TN, 38118.

(2)	Includes 3,369,168 shares owned by Lynn Whitsett Corporation with those shares owned by Messrs. Grant Hunter and Jerry Hunter.

(3)	Ms. Eubanks resigned as Acting Chief Financial Officer effective as of May 20, 2005.

(4)	Mr. Medovitch was appointed Chief Financial Officer effective as of May 20, 2005.

*	Less than 1% of the outstanding shares of our common stock.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The number of shares of common stock outstanding used in calculating the percentage for each listed individual includes 18,824,238 shares of common stock outstanding as of December 31, 2005. There are no shares of our common stock underlying options or warrants that are currently exercisable or that are exercisable within 60 days of December 31, 2005. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each shareholder identified in the table possesses sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by such shareholder.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During the years ended December 31, 2005 and December 31, 2004, Lynn Whitsett Corporation (“Lynn Whitsett”), a corporation majority owned by Mr. Jerry Hunter, one of our directors, purchased approximately $66,569 and $91,282, respectively, in refractory materials from us. These purchases accounted for less than 1% and 85% of our 2005 and 2004 revenues from continuing operations, respectively. Industry Services Corp., Inc. (“Industry Services”) purchased approximately $1,600 of refractory materials from us in 2005, which accounted for an insignificant percent of our 2005 revenues from continuing operations. The stockholders of Industry Services are Mr. B. Grant Hunter; our President, Chief Executive Officer and director; Margaret Ann Hunter, the wife of Mr. Jerry Hunter; Burleigh Hunter, the brother of Mr. Jerry Hunter; and Shawn Hunter, the brother of Mr. Grant Hunter and the son of Mr. Jerry Hunter.
     During May 2004, Mr. B. Grant Hunter, our President, Chief Executive Officer and director, and Mr. John F. Curry, our Secretary/Treasurer and director, contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment used in the refractory industry and the entity has no revenues, expenses, or liabilities.
     During 2004 and 2003, Lynn Whitsett provided advances to us with no stated repayment terms. Effective July 1, 2004, the advances from Lynn Whitsett began bearing interest at a rate of 1.65% with interest expenses for 2005 and 2004 of approximately $100,000 and $10,000, respectively. During January 2005, Lynn Whitsett loaned us an additional $11,486 in connection with our acquisition of substantially all of the assets of the Freeport entities (“Freeport Acquisition”), thus increasing the outstanding balance of the loan with Lynn Whitsett to approximately $600,000. Subsequently, for consideration, Lynn Whitsett transferred the promissory note to Mr. Jerry Hunter, one of our stockholders and director. Also, in connection with the Freeport Acquisition, Lynn Whitsett loaned us an additional $250,000 and Industry Services loaned us approximately $750,000. On January 31, 2005, we formalized terms of all of the aforementioned loans and increased the annual interest rate to 7.37%. We began paying interest only on a quarterly basis commencing June 1, 2005. The most recent scheduled interest payments have not been made. Commencing June 1, 2010, we will make principal and interest payments on a quarterly basis in the amount of $61,196. The note matures on March 1, 2019. We also lease our principal place of business from Lynn Whitsett.
     During 2004, and 2003, Mr. B. Grant Hunter, our President, Chief Executive Officer and director advanced us $29,286, and $43,398, respectively, with no stated repayment terms. During 2003, Mr. Jerry Hunter, a director, advanced us $8,000 with no stated repayment terms, and during 2004, Mr. John F. Curry, our Secretary/Treasurer and director advanced us $200 with no stated repayment terms.
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
     (b) There were no reports filed on Form 8-K during the quarter ended December 31, 2005.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The Board of Directors has appointed Coulter & Justus, P.C. as our independent auditors to audit the financial statements of the Company and to perform other accounting services, if appropriate, for the year ending December 31, 2005.
     Fees paid to Coulter & Justus for services provided during the years ended December 31, 2005 and 2004, are presented below. “Audit Fees” include fees associated with the annual audits and our quarterly reviews. “Audit-Related Fees” include fees associated with assurance and related services related to the performance of the audit. “Tax Fees” include fees associated with tax compliance, tax advice, and tax planning.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2005	$71,578	$0	$0	$0
2004	$27,280	$0	$0	$0

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.

Date: April 14, 2006	By:	/s/ B. Grant Hunter

B. Grant Hunter
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Curry	Secretary/Treasurer and Director	April 14, 2006

John F. Curry

/s/ J. Terry Medovitch	Chief Financial Officer	April 14, 2006

J. Terry Medovitch

/s/ Ed H. Gatlin	Director	April 14, 2006

Ed H. Gatlin

/s/ Jerry W. Hunter	Director	April 14, 2006

Jerry W. Hunter

Consolidated Financial Statements
Diversified Thermal Solutions, Inc.
Years ended December 31, 2005 and 2004
with Report of Independent Registered
Public Accounting Firm

Diversified Thermal Solutions, Inc.
Consolidated Financial Statements
Years ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diversified Thermal Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Diversified Thermal Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Thermal Solutions, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14, the Company’s continuing losses, among other things, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Coulter & Justus, P.C.
Knoxville, Tennessee
March 16, 2006

Diversified Thermal Solutions, Inc.
Consolidated Balance Sheets

	December 31
	2005	2004

Assets
Current assets:
Accounts receivable:
Trade, net of reserve for doubtful accounts of $5,000 in 2005	$1,010,669	$—
Related party	55,110	27,116

Total accounts receivable	1,065,779	27,116
Inventories, net	3,396,590	4,148
Prepaid expenses	92,252	—

Total current assets	4,554,621	31,264

Property, plant and equipment:
Land	104,498	—
Buildings	832,136	—
Machinery and equipment	731,935	59,843

	1,668,569	59,843
Less accumulated depreciation	151,880	11,969

Net property, plant and equipment	1,516,689	47,874

Deferred acquisition costs	—	100,568

Total assets	$6,071,310	$179,706

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Balance Sheets (continued)

	December 31
	2005	2004

Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$3,450	$1,049
Line of credit	2,235,773	—
Accounts payable and accrued expenses	1,300,808	283,947
Due to seller of business acquired	150,000	—
Current portion of long-term debt	1,278,259	—
Current portion of capital lease obligations	29,880	—

Total current liabilities	4,998,170	284,996

Advances from shareholders	39,899	80,984
Long-term debt, less current portion	31,852	—
Capital lease obligations, less current portion	87,001	—
Notes payable to related companies and affiliates	1,600,000	589,514

Total liabilities	6,756,922	955,494

Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares Issued and outstanding—18,824,238 in 2005 and 17,467,571 shares in 2004	1,883	1,747
Additional paid-in capital	11,232,719	10,966,587
Accumulated deficit	(11,920,214)	(11,744,122)

Net shareholders’ deficit	(685,612)	(775,788)

Total liabilities and shareholders’ deficit	$6,071,310	$179,706

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Operations

	Year ended December 31
	2005	2004

Revenues:
Unrelated companies	$8,665,370	$15,610
Related companies	68,169	91,282

Total revenues	8,733,539	106,892
Costs of goods sold	7,275,031	85,092

Gross profit	1,458,508	21,800

Operating expenses:
Professional and consulting services	132,925	111,885
Selling	342,335	—
General and administrative	827,297	37,161

Total operating expenses	1,302,557	149,046

Operating income (loss)	155,951	(127,246)

Other income (expenses):
Miscellaneous income	20,080	—
Write-off of deferred loan and acquisition costs	—	(415,656)
Interest expense	(352,123)	(11,541)

Net other expenses	(332,043)	(427,197)

Net loss	$(176,092)	$(554,443)

Basic loss per share	$(0.01)	$(0.03)

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Shareholders’ Deficit

	Number of
	Shares		Additional		Net
	Issued and	Common	Paid-in	Accumulated	Shareholders’
	Outstanding	Stock	Capital	Deficit	Deficit

Balance at January 1, 2004	20,242,571	$2,024	$10,870,767	$(11,189,679)	$(316,888)
Stock issued for services	225,000	23	35,977	—	36,000
Equipment contributed from shareholders	—	—	59,843	—	59,843
Common stock repurchased	(3,000,000)	(300)	—	—	(300)
Net loss for 2004	—	—	—	(554,443)	(554,443)

Balance at December 31, 2004	17,467,571	1,747	10,966,587	(11,744,122)	(775,788)
Stock issued for services	1,236,667	124	236,144	—	236,268
Sale of stock	120,000	12	29,988	—	30,000
Net loss for 2005	—	—	—	(176,092)	(176,092)

Balance at December 31, 2005	18,824,238	$1,883	$11,232,719	$(11,920,214)	$(685,612)

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004

Operating activities
Net loss	$(176,092)	$(554,443)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	139,911	11,969
Write-off of deferred loan and acquisition costs	—	415,656
Stock issued for services	25,600	36,000
Changes in operating assets and liabilities:
Accounts receivable	(31,631)	(7,311)
Unbilled revenue to related company	—	926
Inventories	(96,406)	—
Prepaid expenses	(92,252)	—
Checks outstanding in excess of cash	2,401	1,049
Accounts payable and accrued expenses	399,958	(5,254)

Net cash provided by (used in) operating activities	171,489	(101,408)

Investing activities
Purchases of property, plant, and equipment	(287,786)	—
Cash paid for deferred loan and acquisition costs	—	(220,682)
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	(4,372,499)	—

Net cash used in investing activities	(4,660,285)	(220,682)

Financing activities
Net borrowings on line of credit	2,235,773	—
Proceeds from borrowings of long-term debt	1,500,000	—
Net borrowings from related parties	1,010,486	317,922
Proceeds from capital lease obligation	24,126	—
Net payments on advances from shareholders	(11,085)	—
Principal repayments on long-term debt	(252,444)	—
Principal repayments on capital lease obligations	(18,060)	—

Net cash provided by financing activities	4,488,796	317,922

Net change in cash	—	(4,168)

Cash at beginning of year	—	4,168

Cash at end of year	$—	$—

Diversified Thermal Solutions, Inc.
Consolidated Statements of Cash Flows (continued)
Supplemental disclosure of cash flow information

	2005	2004

Cash paid during the year for interest	$305,446	$—
Supplemental disclosure of noncash activities

	2005	2004

Deferred loan and acquisition costs not paid and included in accounts payable and accrued expenses	$—	$55,470
Stock repurchased but not paid and included in advances from shareholders	—	300
Contribution of equipment by Company shareholders	—	59,843
Common stock issued for services	236,268	36,000
Common stock issued to a consultant via reduction in advances from shareholders	30,000	—
Due to seller of business acquired	150,000	—
See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2005
1. Significant Accounting Policies
Principles of Consolidation and Description of Business
The accompanying consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, collectively referred to as the “Company”. All intercompany balances and transactions have been eliminated.
The Company’s current operations consist primarily of manufacturing refractory products and tools and dies used in the refractory industry. Prior to the business acquisition discussed in Note 2, the Company was primarily a distributor of refractory supplies. Management anticipates continuing to grow the Company by acquiring other businesses related to the manufacturing and distribution of materials used in the refractory business.
Revenue Recognition
The Company recognizes revenues at the time of shipment. Shipping and handling costs are classified as a component of costs of goods sold.
Business Concentrations and Credit Risks
The Company’s revenues during 2004 were derived from two customers, one of which was a related company controlled by family members of a major shareholder and Company board member. During 2005, as a result of the business acquisition discussed in Note 2, the Company’s percentage of total revenues from any individual customer were reduced significantly; however, one customer did represent 11% of the Company’s 2005 revenues.
The Company performs ongoing credit evaluations of its customers’ financial condition but does not require collateral on accounts receivable. The Company charges accounts to bad debt expense as they are determined to be uncollectible based, in part, on a review of aging and collections. Credit losses, when realized, have been within the range of the Company’s expectations and, historically, have not been significant.
During 2004, the Company purchased the majority of its inventory from two vendors. These two vendors represented 45% and 24% of the Company’s total cost of goods sold in 2004. Subsequent to the business acquisition discussed in Note 2, no individual vendor represented a significant portion of the Company’s purchases; however, certain of the Company’s manufacturing processes are dependent upon its ability to purchase natural gas and bauxite, which is an important raw material to certain of the Company’s products and which has limited suppliers.
The majority of the Company’s employees are covered under a collective bargaining agreement entered into on February 1, 2005 which expires on January 31, 2008.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
1. Significant Accounting Policies (continued)
Business Concentrations and Credit Risks (continued)
Periodically, the Company has cash on deposit with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Balances in excess of the insurance limits are subject to the risk that the financial institution will not pay upon demand.
Advertising Costs
Advertising costs are expensed as incurred.
Inventories
Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is computed primarily using the double declining balance method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.
Offsetting of Accounts
The Company offsets accounts receivables and accounts payables whenever a right of setoff exists. Such a right of offset existed for a certain customer/vendor and accounts receivable and accounts payable were offset by $1,104 at December 31, 2004.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Reclassifications
Certain amounts in 2004 have been reclassified to conform with 2005 classifications.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
2. Business Acquisition
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
On January 31, 2005, Refractory and Industrial Supply Group (“RISG”), a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 31, 2005 among the parties named above and the Company, RISG paid the Freeport Entities, collectively, $3,916,000 in cash and assumed liabilities of $790,273. Additionally, the Company and the Freeport Entities recently agreed the Company would pay an additional $150,000 to the Freeport Entities for the final cost of the acquisition. This amount was based on the final adjusted balance sheet at the acquisition date. The Company has recorded this amount as a liability at December 31, 2005. The Company also incurred a total of $767,735 in acquisition costs. The purchase price allocated among the assets totals $5,624,008. This acquisition was financed via a series of financial institution and related party loans discussed in Note 4.
The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed using the purchase method in accordance with the Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”).

Accounts receivable	$1,007,032
Inventories	3,296,036
Property, plant, and equipment	1,320,940

Assets acquired	5,624,008

Accounts payable	616,903
Long-term debt	62,555
Capital lease obligations	110,815

Liabilities assumed	790,273

Net assets acquired	$4,833,735

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
2. Business Acquisition (continued)
The following unaudited pro forma results of operations assume the Freeport Entities had been acquired at the beginning of each of the years presented.

	Year ended December 31
	2005	2004

Net revenues	$9,366,549	$8,917,550
Net loss	(264,789)	(742,264)

Net loss per share	$(0.01)	$(0.04)

Weighted average shares used in computing net loss per share	18,610,349	20,114,446
3. Inventories
Inventories consist of the following at December 31, 2005:

Raw materials	$1,058,077
Work-in-process	313,840
Finished goods	2,471,217
Less reserve for obsolete inventories	(446,544)

Net inventories	$3,396,590

4. Notes Payable and Long-Term Debt
The Company financed the business acquisition discussed in Note 2 with a revolving line of credit with a financial institution (the “Bank”) not to exceed $2,500,000, a term loan of $1,500,000 with the Bank and two promissory notes in the amounts of $250,000 and $750,000 with two related companies controlled by family members of a major shareholder and Company board member (the “related companies”). Each of these agreements was executed on January 31, 2005.
The Bank revolving line of credit allows the Company to borrow up to 70% of eligible accounts receivable and 40% of raw materials and finished goods inventories. As of December 31, 2005, the maximum amount available to borrow under the line of credit was $66,745. Interest on the line of credit is based on the Bank’s base rate, as defined, plus 2% (9.25% at December 31, 2005). The line of credit requires monthly payments of all outstanding interest. Any outstanding principal and interest is due February 1, 2010. As of December 31, 2005, borrowings against the line of credit totaled $2,235,773, which was used to finance the business acquisition and related costs and provide working capital subsequent to the acquisition. Subsequent to December 31, 2005, the Company borrowed an additional $50,000 under this line of credit.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
4. Notes Payable and Long-Term Debt (continued)
The Bank term loan bears interest at an annual rate of 7.15% and matures on February 1, 2010. This loan requires monthly principal and interest payments of $29,878. These payments began on March 1, 2005. As of December 31, 2005, the balance of the Bank term loan was $1,260,176.
The Bank loans discussed above are collateralized by substantially all of the Company’s assets, the related companies and two separate companies controlled by the majority shareholder’s family, along with an assignment of a life insurance policy on a Company shareholder. Both the line of credit and the term loan agreements with the Bank include certain financial covenants and restrictions, including restrictions on dividends. As of December 31, 2005, the Company was not in compliance with certain of these covenants and accordingly, the balances outstanding on both the line of credit and term loan have been classified as current. All other debt of the Company is subordinate to that of the Bank, and prepayment of such subordinate debt is restricted as defined in the loan agreements.
The Company also assumed an equipment note in the business acquisition. This note requires monthly payments of principal and interest of $1,794 through July 2008. This note bears interest at an annual rate of 8.25% and is secured by the equipment financed.
Prior to the business acquisition, one of the related companies had provided advances to the Company to fund its operations. Effective July 1, 2004, theses advances began accruing interest at an annual rate of 1.65%; however, there were no restated payment terms. At December 31, 2004, this related company had advanced the Company $589,514. In conjunction with the business acquisition, this related company provided additional advances of $11,486 and formalized the terms of their arrangement in the form of a promissory note. This promissory note was then transferred from the related company to a shareholder of both the Company and the related company. Additionally, each related company advanced the Company $250,000 and $750,000, respectively, in the form of promissory notes. Each of the promissory notes with the related companies bears interest at an annual rate of 7.37%. Payments of interest only began on June 1, 2005 and continue on a quarterly basis through May 31, 2010. However, the most recent scheduled interest payments have not yet been made and the Company has accrued interest to the related companies of $46,645 as of December 31, 2005. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $61,196. All of these promissory notes mature on March 1, 2019, with any remaining principal and interest due in full on this date. Interest expense to the related companies totaled approximately $100,000 in 2005 and $10,000 in 2004.
Also, during January 2005, the Company agreed to guarantee the indebtedness from the Bank of the related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest to the Bank on their behalf. In addition, if the related companies default on their loans from the Bank, the Company’s outstanding loans with the Bank will also be considered in default. At December 31, 2005 the debt guaranteed for the related companies was $2,632,610 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
4. Notes Payable and Long-Term Debt (continued)
Scheduled future principal payments of the Company’s long-term debt, including long-term related party notes payable, is as follows at December 31, 2005:

2006	$268,615
2007	315,551
2008	330,005
2009	341,266
2010	151,585
Thereafter	1,503,089

$2,910,111

5. Leases
The Company assumed a capital lease obligation in the business acquisition discussed in Note 2 and entered into another capital lease agreement during 2005. Property, plant, and equipment includes the following amounts related to these agreements as of December 31, 2005:

Equipment	$60,199
Less accumulated depreciation	8,600

Net assets under capital lease	$51,599

Amortization of assets under capital leases is included with depreciation expense in the accompanying consolidated financial statements. Future minimum lease payments, by year and in the aggregate, consist of the following as of December 31, 2005:

2006	$35,723
2007	35,723
2008	35,723
2009	18,258
2010	4,337

Total payments	129,764
Less amounts representing interest	12,883

Present value of minimum lease payments (including $29,880 classified as current)	$116,881

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
6. Company Equity Matters
During 2003, the Company’s shareholders approved the 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Plan”) in an effort to promote the interests of the Company and its shareholders. Under the terms of the Plan, current and prospective officers and employees, and directors of and consultants to the Company or its subsidiaries or affiliates are eligible to be granted awards. The Company is authorized to grant shares of common stock, stock options, including both incentive stock options and non-qualified stock options and is also authorized to grant stock appreciation rights, either with or without a related option. As of December 31, 2005, no stock options or stock appreciation rights have been issued under the Plan.
During 2004, the Company issued 225,000 shares of common stock valued at $36,000 to certain consultants of the Company. Two of these consultants, who received 100,000 shares each, are also Company board members. During 2005, the Company also issued 160,000 shares of common stock valued at $25,600 to certain consultants and employees for services. These amounts have been recorded as expenses in the accompanying consolidated statement of operations.
Additionally, during January 2005 and in conjunction with the business acquisition discussed in Note 2, the Company issued 426,667 shares of stock valued at $106,668 to an outside consultant for services. This same consultant also purchased an additional 120,000 shares of stock from the Company for $30,000. The Company also issued 650,000 shares of stock valued at $104,000 to a board member and shareholder for services related to the acquisition. The value of the shares issued for services related to the acquisition were included as acquisition costs.
During 2004, the two majority shareholders of the Company contributed 100% of the outstanding stock in LW Precast Corp. (“LWP”) to the Company. LWP’s assets consist entirely of certain equipment used in the refractory industry and the entity has no revenues, expenses, or liabilities. Due to the related party nature of this transaction, in accordance with FAS 141, these assets were recorded by the Company at their carrying amount of $59,843. Additionally, during 2004, the Company repurchased and retired 3,000,000 shares of its common stock for $300 from these two majority shareholders.
Of the stock issuances described above, 285,000 shares were issued under the Plan. Accordingly, at December 31, 2005, the Company has 1,215,000 shares of common stock authorized for future issuance under the Plan.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
7. Income Taxes
For tax purposes, the Company has net operating loss (“NOL”) carryovers which are available to offset future taxable income. These NOL carryovers expire as follows:

	Federal		State
Year	Year of		Year of
Generated	Expiration	Amount	Expiration	Amount
1997	—	$—	2012	$103
1998	—	—	2013	157
1999	2019	22,067	2014	40,054
2000	2020	3,322	2015	3,322
2001	2021	379	2016	379
2002	2022	141,643	2017	12,870
2003	2023	75,905	2018	108,799
2004	2024	485,629	2019	520,560
2005	—	—	2020	93,613

		$728,945		$779,857

The amount of future taxable income which may be offset by the NOL carryovers generated prior to 2002 is limited due the change of ownership which occurred in July 2002 and is estimated to be approximately $80,000 annually.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows as of December 31:

	2005	2004

Deferred tax assets:
NOL carryovers	$282,422	$307,264
Reserve for doubtful accounts	2,030	—
Book over tax depreciation	1,425	—
Capitalized inventory costs	33,234	—
Accrued expenses	62,448	—

Total deferred tax assets	381,559	307,264
Less valuation allowance for deferred tax assets	(381,559)	(307,264)

Net deferred tax asset	$—	$—

The valuation allowance was increased by $74,295 in 2005 and $212,265 in 2004 due to changes in deferred tax assets for which realization was not assured.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
7. Income Taxes (continued)
The reconciliation of income tax benefit attributable to continuing operations computed at the U.S federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

	2005	2004

Income tax benefit at U.S. statutory rates of 34%	$59,871	$188,511
Impact of state income taxes	7,554	23,786
Change in valuation allowance	(74,295)	(212,265)
Other	6,870	32

	$—	$—

8. Contingent Liabilities
During January 2005, a financial institution involved in the financing of an earlier failed acquisition (previously discussed in Note 2) filed a lawsuit against the Company and its two majority shareholders for out of pocket expenses and bank fees related to this failed acquisition. The Company had recorded a liability of $68,737 as of December 31, 2004 related to this lawsuit. During November 2005, the lawsuit was settled for $54,000 and this amount has been accrued at December 31, 2005.
Also as part of the business acquisition discussed in Note 2, the Company entered into an agreement to purchase five parcels of land in Pennsylvania for $100,000. The Company expects to finalize the purchase during 2006.
9. Loss Per Share Data
Basic loss per share assumes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there are no diluted loss per share.
The following table sets forth the computation of basic loss per share for the years ended December 31:

	2005	2004

Average shares outstanding	18,610,349	20,114,446

Net loss per share	$(0.01)	$(0.03)

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
10. Other Related Party Transactions
The Company previously received advances from a shareholder and from a family member of a major shareholder in order to meet its obligations. These advances are noninterest bearing. As these advances are subordinate to the Bank notes discussed in Note 4, the amounts have been classified as long-tem in the accompanying consolidated balance sheet.
11. Employee Benefit Plan
During 2005, a subsidiary of the Company adopted a defined contribution plan (the “Plan”) for employees who are at least 21 years of age and have worked at least one month. The Plan provides for discretionary profit-sharing and matching contributions determined annually by the Company. The Company’s profit-sharing contribution for 2005 was equal to 2% of an employee’s compensation and the matching contribution was equal to 100% of an employee’s contribution up to 2% of the employee’s compensation. During 2005, the Company made profit-sharing and matching contributions of $82,326.
12. Fair Value of Financial Instruments
For the purposes of this disclosure, the fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is estimated to be the same as the recorded book value. These instruments include the consolidated balance sheet lines captioned accounts receivable, checks outstanding in excess of bank balance, accounts payable and accrued expenses and due to seller. The fair value of the Company’s line of credit also approximates its carrying amount due to its variable interest rate.
The carrying amount of the Company’s long-term debt and advances from shareholders are estimated to be approximately $2,787,000 (carrying amount of $2,950,010) at December 31, 2005, using discounted cash flow analysis and based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
13. Subsequent Event
Subsequent to year-end, a fire damaged a building and certain equipment of the Company. Additionally, the fire disrupted the Company’s operations for a period of time. The Company is currently negotiating a claim with their insurance provider; however, the ultimate settlement amount of this claim is not presently determinable.
14. Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitability in order to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.