Form 10QSB
period 2006-03-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2006-05-11
CIK 1096835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2006
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
Registrant’s telephone number, including area code (901) 365-7650
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,834,238 shares

(Class of Stock)	(Shares outstanding as of May 8, 2006)
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB
Part I. Financial Information

Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	12

Part II. Other Information

Item 6. Exhibits
Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	14
Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002	15
Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002	16
Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002	17
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

-i-

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$12,890	$—
Receivables:
Trade, net of reserve for doubtful accounts of $5,000 in 2005 and 2006	1,660,581	1,010,669
Related party	–	55,110

Total receivables	1,673,471	1,065,779
Inventories	3,044,116	3,396,590
Prepaid expenses	172,539	92,252

Total current assets	4,890,126	4,554,621

Property, plant and equipment:
Land	208,987	104,498
Buildings	832,136	832,136
Machinery and equipment	776,224	731,935

	1,817,347	1,668,569
Less accumulated depreciation	207,437	151,880

Net property, plant and equipment	1,609,910	1,516,689

Total assets	$6,500,036	$6,071,310

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	March 31	December 31
	2006	2005
	(Unaudited)
Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$—	$3,450
Line of credit	2,334,773	2,235,773
Accounts payable and accrued expenses	1,692,010	1,300,808
Due to seller of business acquired	122,727	150,000
Current portion of long-term debt	1,212,292	1,278,259
Current portion of capital lease obligation	30,305	29,880

Total current liabilities	5,392,107	4,998,170

Advances from shareholders	39,899	39,899
Long-term debt, less current portion	27,095	31,852
Capital lease obligation, less current portion	78,888	87,001
Notes payable to related companies and affiliates	1,600,000	1,600,000

Total liabilities	7,137,989	6,756,922

Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares Issued and outstanding—18,834,238 and 18,824,238 shares in 2006 and 2005	1,884	1,883
Additional paid-in capital	11,234,318	11,232,719
Accumulated deficit	(11,874,155)	(11,920,214)

Net shareholders’ deficit	(637,953)	(685,612)

Total liabilities and shareholders’ deficit	$6,500,036	$6,071,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2006	2005
Revenues:
Trade	$3,287,671	$1,754,668
Related companies	—	26,919

Total revenues	3,287,671	1,781,587
Costs of goods sold	2,767,056	1,586,971

Gross profit	520,615	194,616

Operating expenses:
Professional and consulting services	26,006	45,982
Marketing and advertising	104,404	57,891
Office and administrative	239,100	147,831

Total operating expenses	369,510	251,704

Operating income (loss)	151,105	(57,088)

Other income (expenses):
Miscellaneous income	2,420	5,899
Interest expense	(107,466)	(52,858)

Net other expenses	(105,046)	(46,959)

Net income (loss)	$46,059	$(104,047)

Net income (loss) per share	$0.00	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2006	2005
Operating activities
Net income (loss)	$46,059	$(104,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	55,557	16,612
Stock issued for service	1,600	—
Changes in operating assets and liabilities:
Receivables	(594,802)	(217,223)
Inventories	352,474	401,738
Prepaid expenses	(80,287)	(97,161)
Deferred acquisition costs	—	100,568
Checks outstanding in excess of cash	(3,450)	(1,049)
Accounts payable and accrued expenses	391,202	153,283

Net cash provided by operating activities	168,353	252,721

Investing activities
Purchases of property, plant, and equipment	(148,778)	(43,896)
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	—	(4,392,561)

Net cash used in investing activities	(148,778)	(4,436,457)

Financing activities
Net borrowings on line of credit	99,000	1,896,773
Proceeds from borrowings of long-term debt	—	1,500,000
Net borrowings from related parties	—	1,010,486
Advances from shareholders	—	3,914
Principal repayments on long-term debt	(70,724)	(46,143)
Principal repayments on capital lease obligations	(7,688)	—
Payments on amount due to seller	(27,273)	—

Net cash (used in) provided by financing activities	(6,685)	4,365,030

Net increase in cash	12,890	181,294

Cash at beginning of period	—	—

Cash at end of period	$12,890	$181,294

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
Supplemental disclosure of noncash activities
During January 2005, the Company issued 120,000 shares of stock valued at $30,000 to an outside consultant. This transaction was executed via a reduction in advances from shareholders.
Also, during January 2005, the Company completed a business acquisition. The acquisition resulted in the following noncash activities:

Common stock issued for acquisition costs	$210,668
Due to seller	$282,524
See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Fuzion Technologies, Inc. (formerly known as Refractory & Industrial Supply Group, Inc.). All inter-company balances and transactions have been eliminated.
The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.
2. Related Party Transaction
During the three months ended March 31, 2006, the Company purchased approximately $53,000 in inventory from a related company controlled by a family member of a major shareholder and Company board member.
3. Contingencies
During February 2006, a fire damaged a building and certain equipment of the Company. Additionally, the fire disrupted the Company’s operations for a period of time. As a result of the fire, the Company has incurred additional direct costs of approximately $212,000 through March 31, 2006. These amounts have been recorded as accounts receivable at March 31, 2006 as the Company expects to be reimbursed by its insurance provider for these costs. Additionally, the Company has incurred property and equipment loss and other indirect business interruption costs and loss of revenue related to the fire. The Company is currently negotiating a claim with their insurance provider; however, the ultimate settlement amount of this claim is not presently determinable.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
March 31, 2006
3. Contingencies (continued)
The Company has agreed to guarantee certain indebtedness of two related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution in the amount of $3,528,607 will also be considered in default. At March 31, 2006, the debt guaranteed for the related companies was $2,641,462 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
4. Debt Covenants
As of December 31, 2005 and March 31, 2006, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.
5. Income (Loss) Per Share Data
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
The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended March 31
	2006	2005
Average shares outstanding	18,832,571	17,667,016

Net income (loss) per share	$0.00	$(0.01)

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
March 31, 2006
6. Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s recent losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitably in order to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.

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
Introduction
     Our primary business purpose is to acquire businesses related to the manufacturing and distribution of refractory materials used in industry. DT Solutions, Inc., one of our subsidiaries, currently has no operations.
     All of our current operations are presently conducted through our other subsidiary, Fuzion Technologies, Inc., formerly known as Refractory & Industrial Supply Group, Inc., which originally was formed to operate as a distributor of refractory products and supplies. However, on January 31, 2005, this subsidiary changed its primary activity to manufacturing refractory products by acquiring substantially all the refractory assets and assuming certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc., (the “Freeport Entities”). This acquisition consisted principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are located in Pennsylvania and are engaged not only in the business of manufacturing refractory products, but also in manufacturing dies used in the refractory industry and precision machining. These entities now operate as the Freeport Brick Division, Kittanning Brick Division, and Armstrong Precision Manufacturing Division. An additional operation, the Memphis Division, operates in Tennessee, but on a much smaller scale.
     The Company earns revenue and generates cash principally through the sale of products manufactured by its Fuzion Technologies Inc. subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, petroleum, paper & pulp, foundry, and other non-ferrous industries.
Balance Sheets
     Our assets have changed slightly since December 31, 2005. The most significant change is an increase in Accounts Receivable of approximately $600,000, for which there are two primary reasons. For the three months ended March 31, 2006, monthly sales averaged approximately $1,100,000, compared to approximately $800,000 for the eleven months in 2005 after the acquisition of the Freeport entities. There was a corresponding decrease in inventory for the quarter. Secondly, included in the Accounts Receivable balance at March 31, 2006 is $212,000 designated as Accounts Receivable—Fire Recovery Loss relating to an accumulation of Extra Expense relating to the fire at the Freeport plant (to be discussed later).
     Also, in January 2006, the company finalized the financial terms of its acquisition of the Freeport entities. In conjunction with this, the Company purchased additional parcels of land for $100,000 during the quarter ended March 31, 2006 and agreed to pay a total of $150,000 in periodic payments throughout the year 2006 to complete this acquisition. This obligation is identified on the Balance Sheet as “Due to seller of business acquired.”
     Our shareholders’ deficit has decreased from year-end as a result of stock issuance and the net income for the quarter.

Results of Operations
     Revenue — Our revenues for the quarter ended March 31, 2006 are $3,287,671, which is a significant increase from the prior year. There are two main factors contributing to this increase. Since the Freeport Acquisition occurred on January 31, 2005, there were only two months of significant activity in the three months ended March 31, 2005. Additionally, average monthly sales for the three months ended March 31, 2006 were $1,100,000 compared to $900,000 for the quarter ending March 31, 2005. The most significant increases in volume were in sales to the cement & lime, aluminum, and petroleum industries. Sales to the cement and lime industries for the quarter ended March 31, 2006 have already exceeded the sales to those industries for the entire year of 2005. Sales to the aluminum industry have increased approximately 90% over the same period last year. Also, sales to the petroleum industry were generated through a new customer and amounted to approximately 6% of our sales for the period ended March 31, 2006. It should be noted here that we are projecting sales for the remainder of the year to decrease compared to the first quarter, since several significant orders were filled in the first quarter and will probably not be replaced by similar orders later in the year.
     Expenses — Our cost of goods sold for the quarter ended March 31, 2006 are $2,767,056, which is a significant increase from the prior year, attributable to the factors noted above. Our operating expenses increased significantly also for the same reason. Our Gross Profit percentage for the quarter is 16%, which fell short of our projections for several reasons. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. While we have been increasing prices to customers to help offset these costs, we need to become more efficient with the gas that we are consuming. The company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, the fire that occurred at the Freeport plant on February 2, 2006, has caused a delay in this plant consolidation process, while we negotiate the settlement of our claim with our insurance carrier. In addition, in late May 2005, we began manufacturing products at our Freeport Brick plant, which had not manufactured any product for nine months. In doing so, there have been numerous start-up costs that have been absorbed, including the training of a significant number of new employees and losses in recovery that have been higher than anticipated.
     For the quarter ended March 31, 2006, net other expenses have increased by $58,087 compared to the same quarter last year, because of comparing only two months in 2005 as noted above, increases in the revolving line of credit balance, and increase in interest rates.
Liquidity and Capital Resources
     A major shareholder and a related company funded our losses in prior years. The Company obtained financing through a financial institution and related companies for the Freeport acquisition. As of December 31, 2005 and March 31, 2006, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
Other Significant Events
     On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant. This Grinding Department equipment was used to grind 100% of the clay used in production at the Freeport plant as well as 100% of the bauxite used in production at both the Freeport and Kittanning plants. This fire disrupted our operations for several weeks until a temporary alternate re-configuration of our raw materials processing was in place. We are currently negotiating a claim with our insurance provider; however, the ultimate settlement amount of the claim is not presently determinable.
     The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. According to current plans, this project will be completed by the end of the year 2006. However, progress on this major project is still continuing but has slowed dramatically until the ultimate settlement of our fire insurance claim has been determined.
     On March 27, 2006, our subsidiary, Refractory & Industrial Supply Group Inc. changed its name to Fuzion Technologies, Inc. This name more appropriately describes the vision of the company and what we are becoming, namely a supplier of a full line of quality refractory and industrial products and complementary industrial services.
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
     Item 1. Legal Proceedings
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

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant

Date: May 11, 2006	/s/ B. Grant Hunter

B. Grant Hunter
President and Chief Executive Officer

Date: May 11, 2006	/s/ J. Terry Medovitch

J. Terry Medovitch
Chief Financial Officer