Form 10QSB/A
period 2006-03-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2006-08-14
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB/A
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
Yes ☐       No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,834,238 shares

(Class of Stock)	(Shares outstanding as of May 8, 2006)
Transitional Small Business Disclosure Format (check one): Yes ☐       No ☒
AMENDMENT NO.1 TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2006

EXPLANATORY NOTE
Diversified Thermal Solutions, Inc. (the “Company”) is filing this amendment to Form 10-QSB (the “Amendment”) for the fiscal quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 11, 2006 (the “Original Filing”). The purpose of filing this Amendment is to amend Part I, Item 1 “Financial Information” to include a revised Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and Notes to the Financial Information and to include corresponding revisions to Part I, Item 2 Management’s Discussion and Analysis or Plan of Operation. This Amendment does not update any disclosures in the Original Filing.
Pursuant to Rule 12b-15 of the Exchange Act, as a result of this Amendment, the certifications filed pursuant to the Sarbanes-Oxley Act of 2002, included exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as listed below.
Except as set forth above, no other changes have been made to the Original Filing and this Form 10-QSB/A does not amend, update or change any other items or disclosures in the Original Filing.
Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB/A

Page
Part I. Financial Information
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-7
Item 2. Management’s Discussion and Analysis or Plan of Operation	1
Part II. Other Information
Item 6. Exhibits
Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
Certification Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-7

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	(Restated)
	(Unaudited)
Assets
Current assets:
Cash	$12,890	$--
Receivables:
Trade, net of reserve for doubtful accounts of $5,000 in 2005 and 2006	1,660,581	1,010,669
Related party	—	55,110
Total receivables	1,660,581	1,065,779

Inventories	3,044,116	3,396,590
Prepaid expenses	102,349	92,252

Total current assets	4,819,936	4,554,621
Property, plant and equipment:
Land	208,987	104,498
Buildings	832,136	832,136
Machinery and equipment	804,319	731,935

	1,845,442	1,668,569
Less accumulated depreciation	209,109	151,880

Net property, plant and equipment	1,636,333	1,516,689

Total assets	$6,456,269	$6,071,310

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	March 31	December 31
	2006	2005
	(Restated)
	(Unaudited)
Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$—	$3,450
Line of credit	2,334,773	2,235,773
Accounts payable and accrued expenses	1,692,011	1,300,808
Due to seller of business acquired	122,727	150,000
Current portion of long-term debt	1,212,292	1,278,259
Current portion of capital lease obligation	30,305	29,880
Total current liabilities	5,392,108	4,998,170

Advances from shareholders	39,899	39,899
Long-term debt, less current portion	27,095	31,852
Capital lease obligation, less current portion	78,888	87,001
Notes payable to related companies and affiliates	1,600,000	1,600,000

Total liabilities	7,137,990	6,756,922
Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding—18,834,238 and 18,824,238 shares in 2006 and 2005	1,884	1,883
Additional paid-in capital	11,234,318	11,232,719
Accumulated deficit	(11,917,923)	(11,920,214)

Net shareholders’ deficit	(681,721)	(685,612)

Total liabilities and shareholders’ deficit	$6,456,269	$6,071,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2006	2005
	(Restated)
Revenues:
Trade	$3,287,671	$1,754,668
Related companies	—	26,919

Total revenues	3,287,671	1,781,587
Costs of goods sold	2,785,776	1,586,971

Gross profit	501,895	194,616
Operating expenses:
Professional and consulting services	51,054	45,982
Marketing and advertising	104,404	57,891
Office and administrative	239,100	147,831

Total operating expenses	394,558	251,704

Operating income (loss)	107,337	(57,088)
Other income (expenses):
Miscellaneous income	2,420	5,899
Interest expense	(107,466)	(52,858)

Net other expenses	(105,046)	(46,959)

Net income (loss)	$2,291	$(104,047)

Net income (loss) per share	$0.00	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2006	2005
	(Restated)
Operating activities
Net income (loss)	$2,291	$(104,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	57,229	16,612
Stock issued for service	1,600	—
Changes in operating assets and liabilities:
Receivables	(594,802)	(217,223)
Inventories	352,474	401,738
Prepaid expenses	(10,097)	(97,161)
Deferred loan and acquisition costs	—	100,568
Checks outstanding in excess of bank balance	(3,450)	(1,049)
Accounts payable and accrued expenses	391,203	153,283

Net cash provided by operating activities	196,448	252,721
Investing activities
Purchases of property, plant, and equipment	(176,873)	(43,896)
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	—	(4,392,561)

Net cash used in investing activities	(176,873)	(4,436,457)
Financing activities
Net borrowings on line of credit	99,000	1,896,773
Proceeds from borrowings of long-term debt	—	1,500,000
Net borrowings from related parties	—	1,010,486
Advances from shareholders	—	3,914
Principal repayments on long-term debt	(70,724)	(46,143)
Principal repayments on capital lease obligations	(7,688)	—
Payments on amount due to seller	(27,273)	—

Net cash provided by financing activities	(6,685)	4,365,030
Net increase in cash	12,890	181,294
Cash at beginning of period	—	—

Cash at end of period	$12,890	$181,294

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

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
March 31, 2006
6. Restatement
Subsequent to the filing of the Company’s 10-QSB for the three months ended March 31, 2006, the Company determined prepaid expenses were overstated due to an error in application of accounting principles generally accepted in the United States of America. Accordingly, these financial statements have been restated as follows as of and for the three months ended March 31, 2006 to correct this error:
Prepaid expenses were decreased $70,190 of which $28,095 was reclassified to machinery and equipment. The difference, plus additional depreciation of $1,672, decreased net income and increased accumulated deficit by $43,767. Specific increases in expenses were as follows:

Professional and consulting expense	$25,048
Cost of goods sold	18,719

$43,767

Net cash provided by operating activities and net cash used in investing activities increased by $28,095.
There was no significant effect on earnings per share for the three months ended March 31, 2006.
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
     This discussion has been revised to reflect appropriate amounts based on this amended filing of our 10Q-SB as of and for the three months ended March 31, 2006.
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

1

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
     Expenses — Our cost of goods sold for the quarter ended March 31, 2006 are $2,785,776, which is a significant increase from the prior year, attributable to the factors noted above. Our operating expenses increased significantly also for the same reason. Our Gross Profit percentage for the quarter is 15%, which fell short of our projections for several reasons. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. While we have been increasing prices to customers to help offset these costs, we need to become more efficient with the gas that we are consuming. The company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, the fire that occurred at the Freeport plant on February 2, 2006, has caused a delay in this plant consolidation process, while we negotiate the settlement of our claim with our insurance carrier. In addition, in late May 2005, we began manufacturing products at our Freeport Brick plant, which had not manufactured any product for nine months. In doing so, there have been numerous start-up costs that have been absorbed, including the training of a significant number of new employees and losses in recovery that have been higher than anticipated.
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

2

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

3

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant
Date: August 14, 2006	/s/ B. Grant Hunter
B. Grant Hunter
President and Chief Executive Officer

Date: August 14, 2006	/s/ J. Terry Medovitch
J. Terry Medovitch
Chief Financial Officer

4