Form 10QSB
period 2006-06-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2006-08-14
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________________ to ____________________
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
Yes ☐            No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,834,238 shares

(Class of Stock)	(Shares outstanding as of August 8, 2006)
Transitional Small Business Disclosure Format (check one): Yes ☐            No ☒

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

Page
Part I. Financial Information
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-7
Item 2. Management’s Discussion and Analysis or Plan of Operation	1
Item 3. Controls and Procedures.	3
Part II. Other Information
Item 1. Legal Proceedings	3
Item 3. Defaults Upon Senior Securities	3
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-7

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$8,054	$—
Accounts receivables, net of reserve for doubtful accounts of $5,000 in 2006 and 2005	1,301,230	1,065,779
Inventories, net	3,433,262	3,396,590
Prepaid expenses	173,750	92,252

Total current assets	4,916,296	4,554,621

Property, plant and equipment:
Land	212,312	104,498
Buildings	846,249	832,136
Machinery and equipment	974,343	731,935

	2,032,904	1,668,569
Less accumulated depreciation	271,305	151,880

Net property, plant and equipment	1,761,599	1,516,689

Total assets	$6,677,895	$6,071,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	June 30	December 31
	2006	2005
	(Unaudited)
Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$—	$3,450
Line of credit	2,335,773	2,235,773
Accounts payable and accrued expenses	2,136,989	1,300,808
Due to seller of business acquired	81,818	150,000
Current portion of long-term debt	1,143,362	1,278,259
Current portion of capital lease obligations	30,737	29,880

Total current liabilities	5,728,679	4,998,170

Advances from shareholders	34,898	39,899
Long-term debt, less current portion	22,238	31,852
Capital lease obligation, less current portion	71,034	87,001
Notes payable to related companies	1,600,000	1,600,000

Total liabilities	7,456,849	6,756,922

Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding—18,834,238 in 2006 and 18,824,238 shares in 2005	1,884	1,883
Additional paid-in capital	11,234,318	11,232,719
Accumulated deficit	(12,015,156)	(11,920,214)

Net shareholders’ deficit	(778,954)	(685,612)

Total liabilities and shareholders’ deficit	$6,677,895	$6,071,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended			Six months ended
	June 30			June 30
	2006		2005	2006	2005
Revenues		$2,316,340	$2,607,503	$5,604,011	$4,389,090
Costs of goods sold		1,930,015	1,906,611	4,715,791	3,556,485

Gross profit		386,325	700,892	888,220	832,605

Operating expenses:
Professional and consulting services		53,761	43,107	104,815	89,089
Marketing and advertising		84,377	92,281	188,781	150,172
Office and administrative		235,547	235,986	474,647	383,817

Total operating expenses		373,685	371,374	768,243	623,078

Operating income		12,640	329,518	119,977	209,527

Other income (expenses):
Miscellaneous income		1,396	9,365	3,816	15,264
Interest expense		(111,269)	(96,007)	(218,735)	(148,865)

Total other expenses		(109,873)	(86,642)	(214,919)	(133,601)

Net (loss) income		$(97,233)	$242,876	$(94,942)	$75,926

Basic net (loss) earnings per share	$	(0.01)	$0.01	$(0.01)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2006	2005
Operating activities
Net (loss) income	$(94,942)	$75,926
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	119,425	52,714
Stock issued for services	1,600	—
Changes in operating assets and liabilities:
Accounts receivable	(235,451)	(283,977)
Inventories	(36,672)	361,347
Prepaid expenses	(81,498)	(70,185)
Deferred loan and acquisition costs	—	100,568
Checks outstanding in excess of bank balance	(3,450)	(1,049)
Accounts payable and accrued expenses	836,181	60,455

Net cash provided by operating activities	505,193	295,799

Investing activities
Purchases of property, plant, and equipment	(364,335)	(126,128)
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	—	(4,392,561)

Net cash used in investing activities	(364,335)	(4,518,689)

Financing activities
Net borrowings on line of credit	100,000	1,896,773
Proceeds from borrowings of long-term debt	—	1,500,000
Net borrowings from related parties	—	1,010,486
Net payments on advances from shareholders	(5,001)	(1,085)
Principal repayments on long-term debt	(144,511)	(113,846)
Principal repayments on capital lease obligation	(15,110)	(5,934)
Payments on amount due to seller	(68,182)	—

Net cash (used in) provided by financing activities	(132,804)	4,286,394
Net increase in cash	8,054	63,504
Cash at beginning of period	—	—

Cash at end of period	$8,054	$63,504

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
See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
2. Related Party Transactions
During the six months ended June 30, 2006, the Company purchased approximately $56,000 in inventory from a related company controlled by a family member of a major shareholder and Company board member. Sales of approximately $48,000 and $40,000 were made to this same company during the six months ended June 30, 2006 and 2005, respectively.
3. Contingencies
During February 2006, a fire damaged a building and certain equipment of the Company. Additionally, the fire disrupted the Company’s operations for a period of time. As a result of the fire, the Company has recorded a receivable for additional direct costs of approximately $322,000 as of June 30, 2006 as the Company expects to be reimbursed by its insurance provider for these costs. Additionally, the Company has incurred property and equipment loss and other indirect business interruption costs and loss of revenue related to the fire. During second quarter, the Company filed a lawsuit against their insurance agent based on these losses; however, the ultimate settlement amount of this claim is not presently determinable.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Contingencies (continued)
The Company has agreed to guarantee certain indebtedness of two related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution in the amount of $3,460,293 will also be considered in default. At June 30, 2006, the debt guaranteed for the related companies was $2,379,749 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
4. Debt Covenants
As of December 31, 2005 and June 30, 2006, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.
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
The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Average shares outstanding	18,834,238	18,664,238	18,832,571	18,464,794

Net income (loss) per share	$(0.01)	$0.01	$(0.01)	$—

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Subsequent Event
Subsequent to June 30, 2006, the Company borrowed $125,000 from a related company controlled by a family member of a major shareholder and Company board member. Terms of this loan have currently not been finalized.
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
Balance Sheets
     Our assets have changed slightly since December 31, 2005. There is an increase in Accounts Receivable of approximately $235,000, primarily due to $322,000 designated as Accounts Receivable—Fire Recovery Loss relating to an accumulation of Extra Expense relating to the fire at the Freeport plant (to be discussed later). Our investment in Property, Plant, & Equipment increased by approximately $364,000. The largest additions were $100,000 for land purchases in conjunction with the finalization of the acquisition of the Freeport entities, as noted below, as well as $63,000 spent on equipment directly related to the consolidation of the Kittanning Brick facility into the Freeport Brick facility
     In January 2006, the company finalized the financial terms of its acquisition of the Freeport entities. In conjunction with this, the Company purchased additional parcels of land for $100,000 during the 1st quarter of 2006 and agreed to pay a total of $150,000 in periodic payments throughout the year 2006 to complete this acquisition. This obligation is identified on the Balance Sheet as “Due to Seller of Business Acquired”.
     Accounts payable and accrued expenses have increased $836,000 since December 31, 2005 for which there are two primary reasons. On February 2, 2006, a fire significantly damaged the grinding department at the Freeport plant. As of June 30, 2006, the company has incurred significant fire related expenditures, which are mostly due to expenses related to the procurement and processing of raw materials as a result of the discontinuance of these operations at our Freeport location. A large portion of these costs is reimbursable under the Business Interruption coverage of the company’s insurance policy.

These additional costs have temporarily strained our cash flow resulting in an increase in our accounts payable and accrued expenses. In addition, the Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. However, progress on this project has slowed dramatically until the ultimate settlement of the company’s fire insurance settlement is known. The company is aware that it needs to finalize this plant consolidation project as quickly as possible in order to improve efficiency. Delays in doing so have contributed to the company’s cash flow constraints.
     Our shareholders’ deficit has increased from year-end as a result of the net loss for the six months ended June 30, 2006.
Results of Operations
     Revenue — Our revenues for the six months ended June 30, 2006 are $5,604,011 which is an increase of approximately $1.2 million over the prior year. There are two main factors contributing to this increase. Since the Freeport Acquisition occurred on January 31, 2005, there were only five months of significant activity in the six months ended June 30, 2005. Additionally, average monthly sales for the six months ended June 30, 2006 were $934,000 compared to $878,000 for the period ending June 30, 2005. The most significant increases in volume were in sales to the cement & lime, aluminum, and petroleum industries. However, sales to the steel industry have decreased somewhat over the same period last year.
     Expenses — Our cost of goods sold for the six months ended June 30, 2006 are $4,715,791, which is a significant increase from the prior year. This is partly attributable to the factor noted above relating to the Freeport Acquisition date. Our Gross Profit percentage for the six months ended June 30, 2006 was approximately 16%, which is approximately 3% lower than the same period last year. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. While we have been increasing prices to customers to help offset these costs, we need to become more efficient with the gas that we are consuming. The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, the fire that occurred at the Freeport plant on February 2, 2006, has caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project.
     Our operating expenses for the six months ended June 30, 2006 have increased in total due to the factor noted above relating to the date of the Freeport Acquisition. Operating expenses have changed insignificantly on a monthly basis when compared to the same period last year.
     For the six months June 30, 2006, net other expenses have increased by $81,000 compared to the same period last year, primarily due to interest on increases in the revolving line of credit balance, and increase in interest rates.
Liquidity and Capital Resources
     A major shareholder and a related company funded our losses in prior years. The Company obtained financing through a financial institution and related companies for the Freeport acquisition. As of December 31, 2005 and June 30, 2006, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
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

     The Company has property insurance on the damaged facility but a legal issue has developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006, the Company filed a lawsuit against its insurance agency based on this issue; however, the ultimate settlement amount of the suit is not presently determinable.
     The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. This project was expected to have been completed by the end of the year 2006; however, progress on this major project has slowed dramatically until the ultimate settlement of our fire insurance claim has been determined.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 1, 2006, Fuzion Technologies, Inc., formerly known as Refractory & Industrial Supply Group, Inc., one of our wholly-owned subsidiaries (“RIS”), filed a complaint against Synaxis Polk & Sullivan (“Synaxis”) in the Court of Common Pleas of Armstrong County, Pennsylvania. RIS alleges that Synaxis committed professional malpractice, negligence, and breached its contract with RIS relating to the insurance brokerage services it provided. RIS had requested Synaxis procure an insurance policy in the amount of $4.6 million in blanket coverage with agreed value (i.e. coinsurance waived) for each of the RIS manufacturing facilities. RIS purchased, through Synaxis, commercial property insurance from a certain insurer for such manufacturing facilities. On February 2, 2006, a fire significantly damaged one of our manufacturing facilities and its contents, including machinery, equipment, and inventory. Subsequently, the insurer denied the related insurance claim stating that the overall limit of the policy was $4.6 million and that the insurance policy did not contain blanket coverage with agreed value. RIS is seeking compensatory losses, consequential damages, and interest.
Item 3. Defaults Upon Senior Securities
     The Company is not in compliance with certain financial convenants with respect to its revolving line of credit and term loan with a financial institution.

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