Form 10QSB
period 2006-09-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2006-11-14
CIK 1096835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,834,238 shares

(Class of Stock)	(Shares outstanding as of November 13, 2006)
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Diversified Thermal Solutions, Inc
INDEX TO FORM 10-QSB

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	F-2
	Condensed Consolidated Statements of Operations	F-4
	Condensed Consolidated Statements of Cash Flows	F-5
	Notes to Condensed Consolidated Financial Statements	F-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	3

Part II. Other Information

Item 1.	Legal Proceedings	3

Item 3.	Defaults Upon Senior Securities	4

Item 6.	Exhibits
	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
	Certification Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification
 -i-

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-7

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$5,024	$—
Trade receivables, net of reserve for doubtful accounts of $5,000 in 2006 and 2005	1,275,447	1,065,779
Inventories, net	2,964,859	3,396,590
Prepaid expenses	168,442	92,252

Total current assets	4,413,772	4,554,621

Property, plant and equipment:
Land	212,312	104,498
Buildings	846,249	832,136
Machinery and equipment	1,008,821	731,935

	2,067,382	1,668,569
Less accumulated depreciation	331,658	151,880

Net property, plant and equipment	1,735,724	1,516,689

Total assets	$6,149,496	$6,071,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	September 30	December 31
	2006	2005
	(Unaudited)
Liabilities and shareholders’ deficit
Current liabilities:
Checks outstanding in excess of bank balance	$—	$3,450
Line of credit	2,335,773	2,235,773
Accounts payable and accrued expenses	1,916,564	1,300,808
Due to seller of business acquired	40,909	150,000
Current portion of long-term debt to financial institution	1,097,902	1,278,259
Current portion of capital lease obligation	31,174	29,880

Total current liabilities	5,422,322	4,998,170

Advances from shareholders	34,899	39,899
Long-term debt, less current portion	17,281	31,852
Capital lease obligation, less current portion	63,069	87,001
Notes payable to related companies and affiliates	1,725,000	1,600,000

Total liabilities	7,262,571	6,756,922

Shareholders’ deficit:
Common stock, par value $0.0001:
Authorized—100,000,000 shares Issued and outstanding—18,834,238 in 2006 and 18,824,238 shares in 2005	1,884	1,883
Additional paid-in capital	11,234,318	11,232,719
Accumulated deficit	(12,349,277)	(11,920,214)

Net shareholders’ deficit	(1,113,075)	(685,612)

Total liabilities and shareholders’ deficit	$6,149,496	$6,071,310

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005

Revenues	$2,311,112	$2,020,086	$7,915,123	$6,409,176
Costs of goods sold	2,139,932	1,632,031	6,855,723	5,188,516

Gross profit	171,180	388,055	1,059,400	1,220,660

Operating expenses:
Professional and consulting services	110,449	39,320	215,264	128,409
Marketing and advertising	70,274	88,512	259,055	238,684
Office and administrative	217,258	219,577	691,905	603,394

Total operating expenses	397,981	347,409	1,166,224	970,487

Operating (loss) income	(226,801)	40,646	(106,824)	250,173

Other income (expenses):
Miscellaneous income	9,145	2,557	12,961	17,821
Interest expense	(116,465)	(97,881)	(335,200)	(246,745)

Total other expenses	(107,320)	(95,324)	(322,239)	(228,924)

Net (loss) income	$(334,121)	$(54,678)	$(429,063)	$21,249

Basic net (loss) earnings per share	$(.02)	$—	$(.02)	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2006	2005
Operating activities
Net (loss) income	$(429,063)	$21,249
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	179,778	87,219
Stock issued for services	1,600	8,000
Changes in operating assets and liabilities:
Trade receivables	(209,668)	(25,143)
Inventories	431,731	(1,039)
Prepaid expenses	(76,190)	(137,229)
Checks outstanding in excess of bank balance	(3,450)	(1,049)
Accounts payable and accrued expenses	615,756	270,551

Net cash provided by operating activities	510,494	222,559

Investing activities
Purchases of property, plant, and equipment	(398,813)	(187,924)
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	—	(4,291,993)

Net cash used in investing activities	(398,813)	(4,479,917)

Financing activities
Net borrowings on line of credit	100,000	1,985,773
Proceeds from borrowings of long-term debt	—	1,500,000
Net borrowings from related parties	125,000	1,010,486
Net payments on advances from shareholders	(5,000)	(6,085)
Principal repayments on long-term debt	(194,928)	(182,511)
Principal repayments on capital lease obligation	(22,638)	(11,954)
Payment on amounts due to seller of business acquired	(109,091)	—

Net cash (used in) provided by financing activities	(106,657)	4,295,709

Net increase in cash	5,024	38,351

Cash at beginning of period	—	—

Cash at end of period	$5,024	$38,351

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
Also, during January 2005, the Company completed the business acquisition. The acquisition resulted in the following noncash activities:

Common stock issued for acquisition costs	$210,668

Due to seller	$282,524
See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
2. Related Party Transactions
During the nine months ended September 30, 2006, the Company purchased approximately $56,000 in inventory from a related company controlled by a family member of a major shareholder and Company board member. Sales of approximately $48,000 and $52,000 were made to this same company during the nine months ended September 30, 2006 and 2005, respectively. This company also represented approximately $55,000 of the Company’s accounts receivable at December 31, 2005.
During July 2006, the Company borrowed an additional $125,000 from this related company. Terms of this loan have currently not been finalized; however, at September 30, 2006, any accrued interest would not be significant. As this borrowing is not expected to be repaid within the next twelve months, the amount has been classified as long-term in the accompanying condensed consolidated balance sheet.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Contingencies
During February 2006, a fire damaged a building and certain equipment of the Company. Additionally, the fire disrupted the Company’s operations for a period of time. As a result of the fire, the Company has recorded a receivable for additional direct costs of approximately $128,000 as of September 30, 2006 as the Company expects to be reimbursed by its insurance provider for these costs. Additionally, the Company has incurred property and equipment loss and other indirect business interruption costs and loss of revenue related to the fire. During second quarter, the Company filed a lawsuit against their insurance agent based on these losses; however, the ultimate settlement amount of this claim is not presently determinable.
The Company has agreed to guarantee certain indebtedness of two related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution in the amount of $3,414,422 will also be considered in default. At September 30, 2006, the debt guaranteed for the related companies was $2,275,763 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October 2008 and February 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
4. Debt Covenants
As of December 31, 2005 and September 30, 2006, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.
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
The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Average shares outstanding	18,834,238	18,714,238	18,833,127	18,553,497

Net income (loss) per share	$(0.02)	$—	$(0.02)	$—

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
Balance Sheets
          Our assets have changed slightly since December 31, 2005. There is an increase in Accounts Receivable of approximately $210,000, primarily due to $128,000 designated as Accounts Receivable—Fire Recovery Loss relating to an accumulation of Extra Expense relating to the fire at the Freeport plant (to be discussed later). Inventories have decreased $432,000, mainly due to a decrease in raw materials inventories, with the largest decrease being in bauxite inventory. As a result of the fire at the Freeport plant on February 2, 2006, the company is no longer able to grind bauxite at its own facilities. As part of the subsequent alternate processing of raw materials, the company depleted most of its own bauxite inventory and has been buying already-ground bauxite from a third party on an “as-needed” basis. Consequently, the bauxite inventory has decreased $310,000 since December 31, 2005. There has been a related decrease in clay inventories also as a result of the post-fire alternate raw materials procurement and processing. Our investment in Property, Plant, & Equipment increased by approximately $399,000. The largest additions were $108,000 for land purchases in conjunction with the finalization of the acquisition of the Freeport entities, as noted below, $69,000 spent on equipment directly related to the consolidation of the Kittanning Brick facility into the Freeport Brick facility and $64,000 on capitalized brick dies.
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
          Accounts payable and accrued expenses have increased $616,000 since December 31, 2005 for which there are two primary reasons. On February 2, 2006, a fire significantly damaged the grinding department at the Freeport plant. As of September 30, 2006, the company has fire related expenditures, mostly centered around the acquisition and processing of raw materials. A significant portion of these costs is reimbursable under the Business Interruption coverage of the company’s insurance policy. These additional costs have temporarily strained our cash flow resulting in an increase in our accounts payable and accrued expenses. In addition, the Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. However, progress on this project has slowed dramatically until the ultimate settlement of the company’s fire insurance settlement is known. The company is aware that it needs to finalize this plant consolidation project as quickly as possible in order to improve efficiency. Delays in doing so have contributed to the company’s cash flow constraints.
          Our shareholders’ deficit has increased from year-end as a result of the net loss for the nine months ended September 30, 2006.
Results of Operations
          Revenue – Our revenues for the nine months ended September 30, 2006 are $7,915,123 which is an increase of approximately $1.5 million over the prior year. There are two main factors contributing to this increase. Since the Freeport Acquisition occurred on January 31, 2005, there were only eight months of significant activity in the nine months ended September 30, 2005. Additionally, average monthly sales for the nine months ended September 30, 2006 were $879,000 compared to $712,000 for the period ending September 30, 2005. The most significant increases in volume were in sales to the cement & lime and petroleum industries. Sales to the steel and aluminum industries are relatively steady compared to the same period last year.
          Expenses – Our cost of goods sold for the nine months ended September 30, 2006 are $6,855,723, which is a significant increase from the prior year. This is partly attributable to the factor noted above relating to the Freeport Acquisition date. Our Gross Profit percentage for the nine months ended September 30, 2006 was approximately 13%, which is approximately 6% lower than the same period last year. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. While we have been increasing prices to customers to help offset these costs, we need to become more efficient with the gas that we are consuming. The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, the fire that occurred at the Freeport plant on February 2, 2006, has caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project.
          Our operating expenses for the nine months ended September 30, 2006 related to professional and consulting services have increased by $89,000 compared to the same period last year. This increase is mostly related to legal costs incurred in conjunction with the lawsuit filed over the fire insurance claim on the fire at the Freeport plant in February 2006, which is discussed in more detail below. The remaining operating expenses have increased in total due to the factor noted above relating to the date of the Freeport Acquisition but have changed insignificantly on a monthly basis when compared to the same period last year.
          For the nine months September 30, 2006, net other expenses have increased by $93,000 compared to the same period last year, primarily due to interest on increases in the revolving line of credit balance, and increase in interest rates.
Liquidity and Capital Resources
          A major shareholder and a related company funded our losses in prior years. The Company obtained financing through a financial institution and related companies for the Freeport acquisition. As of December 31, 2005 and September 30, 2006, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
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
          The company has property insurance on the damaged facility but a legal issue has developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006, the company filed a lawsuit against its insurance agency based on this issue; a trial date has been set for mid-December 2006. However, the ultimate settlement amount of the suit is not presently determinable.
          The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. This project was expected to have been completed by the middle of the year 2006; however, progress on this major project has slowed dramatically until the ultimate settlement of our fire insurance claim has been determined.
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
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
          We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer and Chief Financial Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          On June 1, 2006, Fuzion Technologies, Inc., formerly known as Refractory & Industrial Supply Group, Inc., one of our wholly-owned subsidiaries (“RIS”), filed a complaint against Synaxis Polk & Sullivan (“Synaxis”) in the Court of Common Pleas of Armstrong County, Pennsylvania. RIS alleges that Synaxis committed professional malpractice, negligence, and breached its contract with RIS relating to the insurance brokerage services it provided. RIS had requested Synaxis procure an insurance policy in the amount of $4.6 million in blanket coverage with agreed value (i.e. coinsurance waived) for the RIS manufacturing facilities. RIS purchased, through Synaxis, commercial property insurance from a certain insurer for such manufacturing facilities. On February 2, 2006, a fire significantly damaged one of our manufacturing facilities and its contents, including machinery, equipment, and inventory. Subsequently, the insurer denied the related insurance claim stating that the overall limit of the policy was $4.6 million and that the insurance policy did not contain blanket coverage with agreed value. RIS is seeking compensatory losses, consequential damages, and interest.
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

DIVERSIFIED THERMAL SOLUTIONS, INC.
Registrant

Date: November 13, 2006	/s/ B. Grant Hunter
B. Grant Hunter
President and Chief Executive Officer

Date: November 13, 2006	/s/ J. Terry Medovitch
J. Terry Medovitch
Chief Financial Officer