Form 10KSB
period 2006-12-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2007-04-02
CIK 1096835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 000-28047
DIVERSIFIED THERMAL SOLUTIONS, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	94-3342064

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
4126 Delp Street, Suite 200, Memphis, TN 38118

(Address of Principal Executive Offices)
Issuer’s telephone number, including area code (901) 365-7650

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock par value, $0.0001
     Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State Issuer’s revenues for its most recent fiscal year: $10,308,956.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $429,330 as of March 30, 2007.
     State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:18,834,238 shares of common stock as of March 30, 2007.
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
     During May 2004, B. Grant Hunter, our President, Chief Executive Officer and director, and John F. Curry, our Secretary/Treasurer and director, contributed to us 100% of the stock in LW Precast Corp. that had no operations and no liabilities but owned equipment used to manufacture monolithics and firebrick products, including one of the industry’s most utilized materials, high alumina/low cement castables and the more unique fused or vitreous silica brick products. We now have the capability to produce pre-cast, pre-fired refractory shapes. These are shapes that are cast to the customer’s specifications and then prefired so that they are placed directly into service, greatly reducing the customer’s downtime. We have also entered into agreements with suppliers that enable us to offer a complete line of refractory specialty items such as castables, plastics and mortars and high quality basic, extra high alumina, and alumina/chrome brick, as well as other high-end specialty items at competitive prices.
     We intend to actively seek out and secure additional strategic distribution agreements on a selective basis. We anticipate that our partners will exhibit certain characteristics such as dominance in a particular industry, sales of non-competing products that will complement our offerings, an existing sales force, and the ability to service a particular geographic area of the country.
     Pursuant to this strategy, on January 31, 2005, Fuzion Technologies, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement dated January 31, 2005 among the parties named above and the Company, the purchase price allocated among the assets totals approximately $5,600,000.
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

Employees
     On December 31, 2006, Refractory & Industrial Supply Group, Inc., one of our wholly-owned subsidiaries, employed approximately 80 full time employees, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2006, Diversified Thermal Solutions, Inc. and DT Solutions, Inc. had no employees.
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
Item 2. DESCRIPTION OF PROPERTY
     We lease 500 square feet of office space that we use for our corporate headquarters at 4126 Delp Street, Suite 200, Memphis, TN, 38118, from Lynn Whitsett Corporation, a related company. We currently are not charged for the use of this property. We believe that the property is suitable for its current usage, and that it is adequately insured. As a result of acquisition, we acquired approximately 378,050 square feet of space located on 28.4 acres in Freeport, Pennsylvania, Adrian, Pennsylvania, and Kittanning, Pennsylvania. Our two refractory manufacturing plants are located in Freeport and Adrian, Pennsylvania, and our tool and die manufacturing plant is located in Kittanning, Pennsylvania. In March 2006, we completed the additional purchase of approximately 32 acres in Freeport and Adrian Pennsylvania in connection with our acquisition of substantially all of the assets of the Freeport Entities as described in “Description of Business-Strategy.” This property is primarily utilized for raw material storage and will provide necessary space for any future expansion at the Freeport location. On February 2, 2006, a fire significantly damaged one of our buildings which housed equipment used to grind all of the clay used in production at the Freeport location as well as all of the bauxite used in production at the Freeport and Kittanning locations. Certain of our equipment was also damaged.
Item 3. LEGAL PROCEEDINGS
     On February 14, 2005, The Harbor Bank of Maryland (“Harbor Bank”) filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries, B. Grant Hunter (“Hunter”), our President, Chief Executive Officer, and director, and John F. Curry (“Curry”), our Secretary/Treasurer and director, in the Thirtieth District of the Chancery Court in Memphis, Tennessee alleging breach of contract and seeking compensatory damages in the amount of $206,737. In November 2003, DT Solutions, Inc. entered into a loan commitment with Harbor Bank, Hunter and Curry joined as guarantors, in connection with a potential acquisition by the Company. During 2004, we determined we would no longer pursue this acquisition because we could not secure financing for the acquisition. Harbor Bank had performed several obligations under the loan commitment and incurred certain out of pocket expenses. We agreed to pay Harbor Bank $54,000.00 to settle the litigation, and the court dismissed the claims. The settlement was paid in full in November of 2006.
     On September 22, 2005, Freeport Brick Company, Free-Madie Company, Kittanning Brick Company, Freeport Refractories, Inc., Freeport Real Estate, Inc. and Freeport Area Enterprises, Inc. (“Freeport”) filed a complaint against us, Fuzion Technologies, Inc., one of our wholly-owned subsidiaries, and Gerald J. Gustas, a Fuzion stockholder, in the Court of Common Pleas of Armstrong County Pennsylvania. In connection with our acquisition of substantially all of the assets of certain of the Freeport entities, Freeport alleged that we owed them additional amounts as a purchase price adjustment to account for differences in the values of certain assets and liabilities. On January 30, 2006, we entered into a Settlement Agreement with Freeport and agreed to pay $150,000 to settle the aforementioned claims. This settlement cost of $150,000 is included in the total purchase price allocation of approximately $5,600,000. See “Description of Business-Strategy.” This amount was paid in 2006.
     On September 25, 2005, First Capital Insulation, Inc. filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries (“DT Solutions”), and Mt. Savage Firebrick Company in the Circuit Court of Allegeny County, Maryland. DT Solutions entered into an agreement for the purchase of real property from Mt. Savage Firebrick Company. First Capital Insulation is seeking approximately $38,000 for its removal and disposition of asbestos containing material from two brick ovens. As of December 31, 2006, this matter had not been resolved.
     On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant. As a result, we incurred significant losses related to the fire in 2006. A legal dispute developed with our insurance agent over the extent of coverage. We filed a lawsuit against our insurance agent based on these losses. We reached a settlement with the parties to the lawsuit and received $2,800,000 in proceeds in December of 2006.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II.
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is quoted under the symbol “DVTS” on the OTC Bulletin Board. The following is a list of the high and low bid quotations by fiscal quarters for 2006 and 2005:

	Low	High
Quarter ended March 31, 2006	$0.22	$0.27
Quarter ended June 30, 2006	0.20	0.27
Quarter ended September 30, 2006	0.15	0.25
Quarter ended December 31, 2006	0.11	0.15

Quarter ended March 31, 2005	$0.25	$0.45
Quarter ended June 30, 2005	0.23	0.32
Quarter ended September 30, 2005	0.19	0.28
Quarter ended December 31, 2005	0.16	0.42
     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations were obtained from financeyahoo.com.
Holders
     We estimate that there were approximately 118 holders of record of our common stock as of December 31, 2006.
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

Equity Compensation Plan
     The following table sets forth, as of December 31, 2006, certain information with respect to shares of common stock authorized for issuance under the our equity compensation plan:

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,205,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	1,205,000

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
     All of our current operations are presently conducted through our other subsidiary, Fuzion Technologies, Inc., formerly known as Refractory & Industrial Supply Group, Inc., which originally was formed on July 24, 2002 to market and distribute refractory products and supplies. However, on January 31, 2005, this subsidiary changed its primary activity to manufacturing refractory products by acquiring substantially all the refractory assets and assuming certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc., (the “Freeport Entities”). This acquisition consisted principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are located in Pennsylvania and are engaged not only in the business of manufacturing refractory products, but also in manufacturing dies used in the refractory industry and precision machining. These entities now operate as the Freeport Brick Division, Kittanning Brick Division, and Armstrong Precision Manufacturing Division. An additional operation, the Memphis Division, operates in Tennessee, but on a much smaller scale.
     The Company earns revenue and generates cash principally through the sale of products manufactured by its Fuzion Technologies, Inc. subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, petroleum, paper & pulp, foundry, and other non-ferrous industries.

Balance Sheets
     There have been various changes in our assets since December 31, 2005. There is an increase in Accounts Receivable of approximately $193,000, primarily due to $128,000 designated as Accounts Receivable—Insurance Claim relating to an accumulation of Extra Expense relating to the fire at the Freeport plant (to be discussed later). Sales for the month of December 2006 were $69,000 higher than the month of December 2005 which also contributed to the increase in Accounts Receivable. Inventories have decreased $933,000, mainly due to a $592,000 decrease in raw materials inventories, with the largest decrease being in bauxite inventory. As a result of the fire at the Freeport plant on February 2, 2006, the company is not yet able to grind bauxite at its own facilities. As part of the subsequent alternate processing of raw materials, the company depleted most of its own bauxite inventory and has been buying already-ground bauxite from a third party on an “as-needed” basis. Consequently, the bauxite inventory has decreased $322,000 since December 31, 2005. There has been a related decrease in raw clay inventories also as a result of the post-fire alternate raw materials procurement and processing, coupled with a normal reduction in calcined flint clay inventories of $88,000. Inventories of manufactured refractory products has decreased $295,000. The company has been more diligent in monitoring inventory levels vis-à-vis customer stocking requirements and its own manufacturing capacity. Additionally, $78,000 worth of manufactured products have been reclassified as obsolete throughout the year. Our investment in Property, Plant, & Equipment increased by approximately $465,000. The largest additions were $113,000 for land purchases in conjunction with the finalization of the acquisition of the Freeport entities, as noted below, $69,000 spent on equipment directly related to the consolidation of the Kittanning Brick facility into the Freeport Brick facility, $64,000 on capitalized brick dies and $52,000 on capitalized expenditures for the alternate reconfiguration of raw materials processing as a result of the February 2006 fire.
     In January 2006, the company finalized the financial terms of its acquisition of the Freeport entities. In conjunction with this, the Company purchased additional parcels of land for $100,000 during the 1st quarter of 2006 and agreed to pay a total of $150,000 in periodic payments throughout the year 2006 to complete this acquisition. This obligation is identified on the Balance Sheet as “Due to Seller of Business Acquired”. The final payment was made in December 2006.
     Accounts payable and accrued expenses have decreased $248,000 since December 31, 2005. The primary reason for this is related to the utilization and payment terms related to the company’s purchase of natural gas. As of December 31, 2005, the company’s liability for natural gas was $479,000 due to the fact that both the Freeport and Kittanning plants were in production mode for the months of November and December 2005 with 45 day payment terms. In mid-November 2006, the tunnel kiln at Freeport was temporarily shut down for the remainder of the year while the Kittanning plant remained in production mode. Therefore, as of December 31, 2006, the liability for natural gas was $303,000. This was offset in late December 2006 when the company prepaid its January 2007 gas in the amount of $182,000 which was netted against its gas liability.
     The line of credit decreased $1,400,000 due to the company applying a portion of its fire insurance settlement (to be discussed later) to this liability.
     Our shareholders’ deficit at December 31, 2005 was eliminated in 2006 primarily as a result of the net income for the year ended December 31, 2006.

Results of Operations
     Revenue — Our revenues for the year ended December 31, 2006 are $10,308,956, which is an increase of approximately $1.575 million over the prior year. There are two main factors contributing to this increase. Since the Freeport Acquisition occurred on January 31, 2005, there were only eleven months of significant activity in the year ended December 31, 2005. Additionally, average monthly sales for the year ended December 31, 2006 were $859,000 compared to $728,000 for the period ending December 31, 2005. The most significant increases in volume were in sales to the cement & lime and petroleum industries. Sales to the steel and aluminum industries are relatively steady compared to the same period last year.
     Expenses — Our cost of goods sold for the year ended December 31, 2006 are $9,018,906, which is a significant increase from the prior year. This is partly attributable to the factor noted above relating to the Freeport Acquisition date. Our Gross Profit percentage for the year ended December 31, 2006 was approximately 12%, which is approximately 5% lower than the same period last year. Factors that had a significant impact on gross profit relate to raw material and energy costs. Bauxite is an important and expensive raw material used in the company’s manufacturing of high alumina products. The company incurred significant increases in the cost of the bauxite used in 2006 compared to 2005. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. In 2006, the company implemented certain operational adjustments at its Freeport plant which resulted in an improvement of over 20% in its gas efficiency on a per-unit basis when compared to 2005. The Company is planning further improvements in the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, the fire that occurred at the Freeport plant on February 2, 2006, has caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project.
     Our operating expenses for the year ended December 31, 2006 increased by $177,000 compared to the same period last year. This increase is primarily due to the factor noted above relating to the date of the Freeport Acquisition. Otherwise, they have changed insignificantly on a monthly basis when compared to the same period last year.
     For the year ended December 31, 2006, other income increased by $3,357,000 compared to the year ended December 31, 2005. Other expenses have increased by $1,117,000 for the same period. Most of these increases are related to the fire insurance settlement and insurance proceeds as well as fire-related expenditures (to be discussed later). Also included in the increase in other expenses was an increase of $97,000 in interest expense, primarily due to interest on increases in the revolving line of credit balance throughout the year as well as an increase in interest rates.

Liquidity and Capital Resources
     A major shareholder and a related company funded our losses in prior years. The Company obtained financing through a financial institution and related parties for the Freeport acquisition. As of December 31, 2006 and December 31, 2005, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying consolidated balance sheets. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
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
     The company had property insurance on the damaged facility but a legal issue developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006, the company filed a lawsuit against its insurance agency based on this issue. After a long series of pre-trial legal proceedings, a settlement was reached via mediation in December 2006, shortly before the scheduled trial commencement.
     The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. This project was expected to have been completed by the middle of the year 2006; however, progress on this major project slowed dramatically pending the outcome of our fire insurance claim. Now that this insurance claim has been settled, the company is moving forward in 2007 with its plans to consolidate these operations. The company is aware that it needs to finalize this plant consolidation as quickly as possible in order to improve efficiency. The temporary raw materials processing configuration that was placed in service shortly after the fire is in service currently. Until the company has rebuilt its damaged grinding department, additional costs will be incurred in this area. The company has prioritized its plans to complete the plant consolidation project before rebuilding the grinding department.
     On March 27, 2006, our subsidiary, Refractory & Industrial Supply Group Inc. changed its name to Fuzion Technologies, Inc. This name more appropriately describes the vision of the company and what we are becoming, namely a supplier of a full line of quality refractory and industrial products and complementary industrial services.
Off Balance Sheet Arrangements
     In January of 2005, we agreed to guarantee the indebtedness of two related companies to a certain financial institution that also holds our term loan (the “Bank”). Upon the default by the related companies, we would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default, the Company’s own outstanding loans from the Bank would be considered in default. At December 31, 2006, the debt guaranteed for the related companies was $2,234,893 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

Item 7. FINANCIAL STATEMENTS
     The report of our independent auditor and our financial statements are included in pages 17 through 34.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     The following table sets forth certain information about our executive officers and directors as of March 30, 2007.

Name	Age	Position
B. Grant Hunter	43	President, Chief Executive Officer, and Director
J. Terry Medovitch	55	Chief Financial Officer
John F. Curry	48	Secretary/Treasurer and Director
Ed H. Gatlin	66	Director
D. Michael Hartley	61	Director
Jerry W. Hunter	69	Director
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
     Ed Gatlin has been a director since 2001. He has been a partner and Chairman of Empire Express, Inc. since 1986.
     D. Michael Hartley has been a director since 2006. He has been CEO of Global Security Glazing, LLC since 2000 and CEO of Standard Bent Glass Corporation since 1993. Mr. Hartley has also served on the advisory board of the Pittsburgh office of the Federal Reserve Bank since 2001.
     Jerry W. Hunter has been a director with the Company since 2002. He has been the President and majority stockholder of Lynn Whitsett Corporation since 1988. Mr. Hunter is the father of B. Grant Hunter, our President and Chief Executive Officer.
Audit Committee
     The entire Board of Directors acts as the Company’s audit committee. The audit committee does not have a charter. Additionally, we do not have an audit committee financial expert serving on our audit committee. Because of our small size and limited resources, we are not able to attract a candidate to serve on our audit committee that would be an audit committee financial expert.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of written representations from such officers, directors and shareholders with respect to the period from January 1, 2006 through December 31, 2006, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.
Code of Ethics
     We have not yet adopted a code of ethics.

Item 10. EXECUTIVE COMPENSATION
Summary Compensation Table

Change in
Pension Value
and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Name and		($)	($)	($)(1)	($)	($)	($)	($)(2)	Total ($)
Principal Position	Year	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
B. Grant Hunter President and Chief Executive Officer	2006	$70,000	$0	$0	$0	$0	$0	$2,038	$72,038

J. Terry Medovitch Chief Financial Officer	2006	$117,905	$0	$1,600	$0	$0	$0	$15,731	$135,236

1.	Represents the proportionate amount of the total value of restricted stock and/or restricted stock unit awards to named executive officers recognized as an expense during 2006 for financial accounting purposes under SFAS 123R.

2.	The amount shown in column (i) reflects for each named executive officer the cost of company contributions to a defined contribution benefit plan, health insurance, group term life insurance, short term disability insurance and long term disability insurance. The amount attributable to each such perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such named executive officer.
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
     Changes in Control. In the event of specified corporate transactions, all outstanding options and stock appreciation rights under the 2003 Equity Incentive plan either will be assumed, continued or substituted for by any surviving or acquiring entity. If the surviving or acquiring entity elects not to assume, continue or substitute for such awards, such equity awards will become fully vested and exercisable and such equity awards will be terminated if not exercised prior to the effective date of the corporate transaction. Other forms of equity awards such as restricted stock awards may have their repurchase or forfeiture rights assigned to the surviving or acquiring entity. If such repurchase or forfeiture rights are not assigned, then such equity awards will become fully vested. Following specified change in control transactions, the vesting and exercisability of specified equity awards generally will be accelerated only if the awardee’s award agreement so specifies. The standard form of stock option agreement provides for options to become fully vested and exercisable if an optionee is involuntarily terminated without cause or has a constructive termination, in either case, within twelve months after the change in control.
     Employee Benefit Plan. During 2005, a subsidiary of the Company, adopted a defined contribution plan for employees. The plan provides for discretionary profit sharing contribution and matching contributions determined annually by the Company. The Company’s profit sharing contribution for 2006 and 2005 was equal to 2% of an eligible employee’s compensation and the matching contribution was equal to 100% of an eligible employee’s contribution up to 2% of the employees compensation.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth the number and the percentage of shares of our outstanding common stock that were beneficially owned by our Chief Executive Officer, our directors and named executive officers and directors as a group, and all persons known to us to be a “beneficial owner,” as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of our common stock as of December 31, 2006.

	Number of Shares of Common Stock	Percent
Name and Address(1)	Beneficially Owned as of December 31, 2006	of Class
B. Grant Hunter(2)	10,785,539	39%
John F. Curry	3,697,197	20%
Ed Gatlin	131,452	*
D. Michael Hartley	0	*
Jerry W. Hunter(2)	4,136,654	4%
J. Terry Medovitch	18,600	*

(1) The address is 4126 Delp Street, Named executive officers and directors as a group (6 individuals)	15,399,599	63%
Memphis, TN, 38118.
(2)	Includes 3,369,843 shares owned by Lynn Whitsett Corporation with those shares owned by Messrs. Grant Hunter and Jerry Hunter.

*	Less than 1% of the outstanding shares of our common stock.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The number of shares of common stock outstanding used in calculating the percentage for each listed individual includes 18,834,238 shares of common stock outstanding as of December 31, 2006. There are no shares of our common stock underlying options or warrants that are currently exercisable or that are exercisable within 60 days of December 31, 2006. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each shareholder identified in the table possesses sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by such shareholder.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     During the years ended December 31, 2006 and December 31, 2005, Lynn Whitsett Corporation (“Lynn Whitsett”), a corporation majority owned by Mr. Jerry Hunter, one of our directors, purchased approximately $46,776 and $66,569 and respectively, in refractory materials from us. Additionally, during 2006 RefrAmerica, Inc., a corporation whose President is one of our directors, D. Michael Hartley, purchased approximately $940,060 in refactory materials from us.
     There is an outstanding promissory note to Mr. Jerry Hunter, one of our stockholders and director, for $600,000. Additionally, in connection with the Freeport Acquisition, Lynn Whitsett loaned us $250,000 and Industry Services, Inc. (“Industry Services”) loaned us $750,000. The stockholders of Industry Services are Mr. B. Grant Hunter, our President, Chief Executive Oficer, and director, Margaret Ann Hunter, the wife of Mr. Grant Hunter, Burleigh Hunter, the brother of Mr. Jerry Hunter, and Shawn Hunter, the brother of Mr. Grant Hunter and the son of Mr. Jerry Hunter.
     Each of these promissory notes to Mr. Hunter, Lynn Whitsett and Industry Services bears interest at an annual rate of 7.37%. We began paying interest on a quarterly basis on June 1, 2005 and payments continue on a quarterly basis until May 31, 2010. However, the most recent scheduled interest payments have not been made to two of the note holders and we have accrued interest to the related companies of approximately $120,000 and $47,000 as of December 31, 2006 and 2005, respectively. Commencing June 1, 2010, we will make principal and interest payments on a quarterly basis in the amount of $61,196. All of the notes mature on March 1, 2019 with any remaining principal and interest due in full on this date. We also lease our principal place of business from Lynn Whitsett. In addition to the outstanding promissory note, Lynn Whitset advanced us $125,000 during the third quarter. This loan was paid in full during the fourth quarter.
     During 2004, and 2003, Mr. B. Grant Hunter, our President, Chief Executive Officer and director advanced us $29,286, and $43,398, respectively, with no stated repayment terms. As of December 31, 2006, the aggregate balance of these loans is $34,899.
     On February 21, 2005, the Company issued Mr. Jerry Hunter, one of our directors, 650,000 shares of restricted stock valued at $104,000 for services rendered related to the financing of the acquisition of the Freeport Entities as described in “The Description of Business.”
Director Independence
     Under the New York Stock Exchange Standards for independence, two of our directors, Ed Gatlin and D. Michael Hartley, are independent.
Item 13. EXHIBITS
     (a) The following exhibits are filed as part of this report:
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33.1	Change in Accounting Principles
     (b) There were no reports filed on Form 8-K during the quarter ended December 31, 2006.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The Board of Directors has appointed Coulter & Justus, P.C. as our independent auditors to audit the financial statements of the Company and to perform other accounting services, if appropriate, for the year ending December 31, 2006.
     Fees paid to Coulter & Justus for services provided during the years ended December 31, 2006 and 2005, are presented below. “Audit Fees” include fees associated with the annual audits and our quarterly reviews. “Audit-Related Fees” include fees associated with assurance and related services related to the performance of the audit. “Tax Fees” include fees associated with tax compliance, tax advice, and tax planning.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$92,213	$0	$8,176	$0
2005	$71,578	$0	$0	$0

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.
Date: March 30, 2007	By:	/s/ B. Grant Hunter
B. Grant Hunter
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John F. Curry John F. Curry	Secretary/Treasurer and Director	March 30, 2007

/s/ J. Terry Medovitch J. Terry Medovitch	Chief Financial Officer	March 30, 2007

/s/ Ed H. Gatlin Ed H. Gatlin	Director	March 30, 2007

/s/ D. Michael Hartley D. Michael Hartley	Director	March 30, 2007

/s/ Jerry W. Hunter Jerry W. Hunter	Director	March 30, 2007

Diversified Thermal Solutions, Inc.
Consolidated Financial Statements
Years ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diversified Thermal Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Diversified Thermal Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Thermal Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14, the Company’s continuing operating losses, among other things, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Coulter & Justus, P.C.
Knoxville, Tennessee
March 27, 2007

Diversified Thermal Solutions, Inc.
Consolidated Balance Sheets

	December 31
	2006	2005

Assets
Current assets:
Cash	$122,835	$—
Accounts receivable:
Trade, net of reserve for doubtful accounts of $5,000 in 2006 and 2005	1,130,065	1,010,669
Related party	—	55,110
Insurance claim	128,485	—

Total accounts receivable	1,258,550	1,065,779
Inventories, net	2,463,230	3,396,590
Prepaid expenses	69,197	92,252
Deferred income taxes	65,375	—

Total current assets	3,979,187	4,554,621

Property, plant and equipment:
Land	217,950	104,498
Buildings	821,248	832,136
Machinery and equipment	937,353	711,518

	1,976,551	1,648,152
Less accumulated depreciation	325,500	151,880

	1,651,051	1,496,272
Construction on progress	42,128	20,417
Equipment not in service	75,065	—

Net property, plant, and equipment	1,768,244	1,516,689

Total assets	$5,747,431	$6,071,310

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Balance Sheets (continued)

	December 31
	2006	2005

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Checks outstanding in excess of bank balance	$—	$3,450
Line of credit	856,389	2,235,773
Accounts payable and accrued expenses	1,052,943	1,300,808
Due to seller of business acquired	—	150,000
State income taxes payable	53,094	—
Current portion of long-term debt	1,004,132	1,278,259
Current portion of capital lease obligations	31,618	29,880

Total current liabilities	2,998,176	4,998,170

Advances from shareholders	34,899	39,899
Long-term debt, less current portion	12,220	31,852
Capital lease obligations, less current portion	55,383	87,001
Notes payable to related companies	1,000,000	1,000,000
Note payable to shareholder	600,000	600,000
Deferred income taxes	403,129	—

Total liabilities	5,103,807	6,756,922

Shareholders’ equity (deficit):
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding—18,834,238 shares in 2006 and 18,824,238 shares in 2005	1,884	1,883
Additional paid-in capital	11,234,318	11,232,719
Accumulated deficit	(10,592,578)	(11,920,214)

Net shareholders’ equity (deficit)	643,624	(685,612)

Total liabilities and shareholders’ equity (deficit)	$5,747,431	$6,071,310

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Operations

	Year ended December 31
	2006	2005

Revenues:
Unrelated companies	$9,322,120	$8,665,370
Related companies	986,836	68,169

Total revenues	10,308,956	8,733,539
Costs of goods sold	9,018,906	7,275,031

Gross profit	1,290,050	1,458,508

Operating expenses:
Professional and consulting services	182,172	132,925
Selling	371,644	342,335
General and administrative	925,537	827,297

Total operating expenses	1,479,353	1,302,557

Operating (loss) income	(189,303)	155,951

Other income (expenses):
Fire related items:		—
Lawsuit settlement	2,800,000	—
Insurance proceeds	561,063	—
Excess costs due to fire	(1,020,350)	—

Net fire related items	2,340,713	—
Miscellaneous income	16,154	20,080
Interest expense	(449,080)	(352,123)

Net other income (expenses)	1,907,787	(332,043)

Income (loss) before income taxes	1,718,484	(176,092)
Income tax expense:
Current	53,094	—
Deferred	337,754	—

Total income tax expense	390,848	—

Net income (loss)	$1,327,636	$(176,092)

Basic earnings (loss) per share	$0.07	$(0.01)

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

	Number of
	Shares		Additional		Net
	Issued and	Common	Paid-in	Accumulated	Shareholders’
	Outstanding	Stock	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2005	17,467,571	$1,747	$10,966,587	$(11,744,122)	$(775,788)
Stock issued for services	1,236,667	124	236,144	—	236,268
Sale of stock	120,000	12	29,988	—	30,000
Net loss for 2005	—	—	—	(176,092)	(176,092)

Balance at December 31, 2005	18,824,238	1,883	11,232,719	(11,920,214)	(685,612)
Stock issued for services	10,000	1	1,599	—	1,600
Net income for 2006	—	—	—	1,327,636	1,327,636

Balance at December 31, 2006	18,834,238	$1,884	$11,234,318	$(10,592,578)	$643,624

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
	2006	2005

Operating activities
Net income (loss)	$1,327,636	$(176,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	173,620	139,911
Loss on equipment due to fire	40,778	—
Stock issued for services	1,600	25,600
Deferred income taxes	337,754	—
Changes in operating assets and liabilities:
Accounts receivable	(192,771)	(31,631)
Inventories	933,360	(96,406)
Prepaid expenses	23,055	(92,252)
Accounts payable and accrued expenses	(247,865)	399,958
Income taxes payable	53,094	—

Net cash provided by operating activities	2,450,261	169,088

Investing activities
Purchases of property, plant, and equipment	(465,953)	(287,786)
Acquisition of business, net of noncash transactions related to amount owed to seller and stock issued for acquisition	—	(4,372,499)

Net cash used in investing activities	(465,953)	(4,660,285)

Financing activities
Net (repayments) borrowings on line of credit	(1,379,384)	2,235,773
Change in checks outstanding in excess of bank balance	(3,450)	2,401

Payments to seller of business acquired	(150,000)	—
Proceeds from borrowings of long-term debt	—	1,500,000
Net borrowings from related parties	—	1,010,486
Proceeds from capital lease obligation	—	24,126
Payments on advances from shareholders	(5,000)	(11,085)
Principal repayments on long-term debt	(293,759)	(252,444)
Principal repayments on capital lease obligations	(29,880)	(18,060)

Net cash (used in) provided by financing activities	(1,861,473)	4,491,197

Net increase in cash	122,835	—

Cash at beginning of year	—	—

Cash at end of year	$122,835	$—

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Cash Flows (continued)
Supplemental disclosure of cash flow information

	Year ended December 31
	2006	2005

Cash paid during the year for interest	$384,186	$305,446
Supplemental disclosure of noncash activities

	Year ended December 31
	2006	2005

Common stock issued for services	$1,600	$236,268
Common stock issued to a consultant via reduction in advances from shareholders	—	30,000
Due to seller of business acquired	—	150,000
See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
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
One customer represented 11% of the Company’s 2006 and 2005 revenues.
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
Although no individual vendor represented a significant portion of the Company’s purchases, certain of the Company’s manufacturing processes are dependent upon its ability to purchase natural gas and bauxite, which is an important raw material to certain of the Company’s products and which has limited suppliers.
The majority of the Company’s employees are covered under a collective bargaining agreement entered into on February 1, 2005 which expires on January 31, 2008.
Periodically, the Company has cash on deposit with financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) limits. Balances in excess of the insurance limits are subject to the risk that the financial institution will not pay upon demand. The Company exceeded the FDIC limits by $686,316 at December 31, 2006.

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
Prior to 2006, depreciation was computed primarily using the double declining balance method over the estimated useful lives of the assets. Effective January 1, 2006, the Company changed its method of depreciation from the double-declining balance method to the straight-line method, as management believes it better reflects the cost of these assets over their estimated useful lives. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, this change will be accounted for as a change in estimate. The Company has allocated the net book value, excluding any salvage values, at January 1, 2006 over the remaining life of the assets using the newly adopted straight-line method. As a result of this change in accounting principle, the Company’s depreciation expense was decreased and net income was increased by approximately $74,000 during 2006. There was no significant effect on earnings per share as a result of this change in accounting principle.
Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Reclassifications
Certain amounts in 2005 have been reclassified to conform with 2006 classifications.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
2. Business Acquisition
On January 31, 2005, Refractory and Industrial Supply Group (“RISG”), a wholly-owned subsidiary of the Company now known as Fuzion Technologies, Inc., acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement (the “Agreement”) dated January 31, 2005 among the parties named above and the Company, RISG paid the Freeport Entities, collectively, $3,916,000 in cash and assumed liabilities of $790,273. Subsequent to the purchase, the Company and the Freeport Entities agreed the Company would pay an additional $150,000 to the Freeport Entities for the final cost of the acquisition. This amount was based on the final adjusted balance sheet at the acquisition date. The Company recorded this amount as a liability at December 31, 2005. The Company also incurred a total of $767,735 in acquisition costs. The purchase price allocated among the assets totals $5,624,008. This acquisition was financed via a series of financial institution and related party loans discussed in Note 4.
The following table summarizes the allocation of the purchase price to the assets acquired and the liabilities assumed using the purchase method in accordance with the SFAS No. 141, Business Combinations (“FAS 141”).

Accounts receivable	$1,007,032
Inventories	3,296,036
Property, plant, and equipment	1,320,940

Assets acquired	5,624,008

Accounts payable	616,903
Long-term debt	62,555
Capital lease obligations	110,815

Liabilities assumed	790,273

Net assets acquired	$4,833,735

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
2. Business Acquisition (continued)
The following unaudited pro forma results of operations for the year ended December 31, 2005 assume the Freeport Entities had been acquired at the beginning of 2005.

Net revenues	$9,366,549
Net loss	(264,789)

Net loss per share	$(0.01)

Weighted average shares used in computing net loss per share	18,610,349
3. Inventories
Inventories consist of the following as of December 31:

	2006	2005

Raw materials	$466,353	$1,058,077
Work-in-process	293,765	313,840
Finished goods	2,195,945	2,471,217
Less reserve for obsolete inventories	(492,833)	(446,544)

Net inventories	$2,463,230	$3,396,590

4. Notes Payable and Long-Term Debt
The Company financed the business acquisition discussed in Note 2 with two promissory notes in the amounts of $250,000 and $750,000 with two related companies controlled by family members of a major shareholder and Company board member (the “related companies”), a term loan of $1,500,000 with a financial institution (the “Bank”), and a revolving line of credit, not to exceed $2,500,000, with the Bank. Each of these agreements was executed on January 31, 2005.
The Bank revolving line of credit allows the Company to borrow up to 70% of eligible accounts receivable and 40% of raw materials and finished goods inventories. As of December 31, 2006, the maximum amount available to borrow under the line of credit was $1,664,773. Interest on the line of credit is based on the Bank’s base rate, as defined, plus 2% (10.25% at December 31, 2006). The line of credit requires monthly payments of all outstanding interest. Any outstanding principal and interest is due February 1, 2010. Subsequent to December 31, 2006, the Company borrowed an additional $479,000 on this line of credit.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
4. Notes Payable and Long-Term Debt (continued)
The Bank term loan bears interest at an annual rate of 7.15% and matures on February 1, 2010. This loan requires monthly principal and interest payments of $29,878. These payments began on March 1, 2005. As of December 31, 2006 and 2005, the balance of the Bank term loan was $984,892 and $1,260,176, respectively.
The Bank loans discussed above are collateralized by substantially all of the Company’s assets, the related companies and two separate companies controlled by the majority shareholder’s family, along with an assignment of a life insurance policy on a Company shareholder. Both the line of credit and the term loan agreements with the Bank include certain financial covenants and restrictions, including restrictions on dividends. As of December 31, 2006, the Company was not in compliance with certain of these covenants and accordingly, the balances outstanding on both the line of credit and term loan have been classified as current. All other debt of the Company is subordinate to that of the Bank, and prepayment of such subordinate debt is restricted as defined in the loan agreements.
The Company also assumed an equipment note in the business acquisition. This note, which requires monthly payments of principal and interest of $1,794 through July 2008, bears interest at an annual rate of 8.25% and is secured by the equipment financed. As of December 31, 2006 and 2005, the balance of this equipment was $31,460 and $49,935, respectively.
Prior to the business acquisition, one of the related companies had provided advances to the Company to fund its operations. These advances totaled $589,514 at the time of the acquisition. In conjunction with the business acquisition, this related company provided additional advances of $10,486 and formalized the terms of their arrangement in the form of a promissory note. This promissory note was then immediately transferred from the related company to a shareholder of both the Company and the related company commensurate with the acquisition. Additionally, each related company advanced the Company $250,000 and $750,000, respectively, in the form of promissory notes. Each of these promissory notes bears interest at an annual rate of 7.37%. Payments of interest only began on June 1, 2005 and continue on a quarterly basis through May 31, 2010. However, scheduled interest payments have not been made on two of the notes and the Company has accrued interest to the related companies of approximately $120,000 and $47,000 as of December 31, 2006 and 2005, respectively. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the amount of $61,196. All of these promissory notes mature on March 1, 2019, with any remaining principal and interest due in full on this date. Interest expense to the related companies totaled approximately $118,000 in 2006 and $100,000 in 2005.
Also, during January 2005, the Company agreed to guarantee the indebtedness from the Bank of the related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest to the Bank on their behalf. In addition, if the related companies default on their loans from the Bank, the Company’s outstanding loans with the Bank will also be considered in default. At December 31, 2006 the debt guaranteed for the related companies was $2,234,893 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
4. Notes Payable and Long-Term Debt (continued)
revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
Scheduled future principal payments of the Company’s long-term debt, including long-term related party notes payable, are as follows at December 31, 2006:

2007	$290,407
2008	330,005
2009	341,266
2010	151,585
2011	137,755
Thereafter	1,365,334

$2,616,352

5. Leases
The Company assumed a capital lease obligation in the business acquisition discussed in Note 2 and entered into another capital lease agreement during 2005. Property, plant, and equipment includes the following amounts related to these agreements as of December 31, 2006:

Equipment	$60,199
Less accumulated depreciation	16,706

Net assets under capital lease	$43,493

Amortization of assets under capital leases is included with depreciation expense in the accompanying consolidated financial statements. Future minimum lease payments, by year and in the aggregate, consist of the following as of December 31, 2006:

2007	$35,723
2008	35,723
2009	18,258
2010	4,337

Total payments	94,041
Less amounts representing interest	7,040

Present value of minimum lease payments (including $31,618 classified as current)	$87,001

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
6. Company Equity Matters
During 2003, the Company’s shareholders approved the 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Plan”) in an effort to promote the interests of the Company and its shareholders. Under the terms of the Plan, current and prospective officers and employees, and directors of and consultants to the Company or its subsidiaries or affiliates are eligible to be granted awards. The Company is authorized to grant shares of common stock, stock options, including both incentive stock options and non-qualified stock options and is also authorized to grant stock appreciation rights, either with or without a related option. As of December 31, 2006, no stock options or stock appreciation rights have been issued under the Plan.
During 2005, the Company issued 160,000 shares of common stock valued at $25,600 to certain consultants and employees for services. During 2006, the Company also issued 10,000 shares of common stock valued at $1,600 to an employee for services. These amounts have been recorded as expenses in the accompanying consolidated statement of operations.
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
Of the stock issuances described above, 10,000 shares in 2006 and 60,000 shares in 2005 were issued under the Plan. Accordingly, at December 31, 2006, the Company has 1,205,000 shares of common stock authorized for future issuance under the Plan.
7. Fire Related Matters
During February 2006, a fire damaged a building and certain equipment of the Company. Additionally, the fire disrupted the Company’s operations for a period of time. As a result of the fire, the Company has incurred property and equipment losses and other indirect business interruption costs and loss of revenue related to the fire. The Company has incurred $1,020,356 in fire loss expenses during 2006. The Company filed a lawsuit against their insurance agent based on these losses. The parties to the lawsuit reached a settlement of $2,800,000 in December 2006. The Company has also recorded $561,063 in insurance proceeds under it business interruption coverage, of which $128,485 is recorded as a receivable at December 31, 2006.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2006	2005

Deferred tax assets:
Net operating loss carryovers	$53,628	$282,422
Reserve for doubtful accounts	2,030	2,030
Book over tax depreciation	—	1,425
Capitalized inventory costs	43,426	33,234
Accrued expenses	34,869	62,448

Total deferred tax assets	133,953	381,559
Less valuation allowance for deferred tax assets	(53,628)	(381,559)

Net deferred tax assets	80,325	—

Deferred tax liabilities:
Tax over book depreciation	403,129	—
Prepaid expenses	14,950	—

Total deferred tax liabilities	418,079	—

Net deferred tax liabilities	(337,754)	—
Portion classified as current asset	65,375	—

Portion classified as long-term liability	$(403,129)	$—

For tax purposes, the Company has State of Tennessee net operating loss (“NOL”) carryovers totaling $825,049 which are available to offset future taxable income in Tennessee. These NOL carryovers expire at various dates between 2012 and 2025. As the Company’s primary operations are currently outside of the State of Tennessee, the Company has established a valuation allowance of $53,628 to fully offset the deferred tax asset relating to these NOL carryovers. The Company utilized its federal NOL carryovers during 2006 resulting in a decrease in the valuation allowance of $327,931. The valuation allowance was increased in 2005 by $74,295 due to changes in deferred tax assets for which realization was not assured.
Significant components of the provision for income taxes in 2006 are as follows;

2006
Current:
Federal	$—
State	53,094

Total current	53,094
Deferred:
Federal	282,918
State	54,836

Total deferred	337,754

Total income tax expense	$390,848

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
8. Income Taxes (continued)
The reconciliation of income tax benefit attributable to continuing operations computed at the U.S federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

	2006	2005

Income tax benefit at U.S. statutory rates of 34%	$584,285	$(59,871)
Impact of state income taxes	107,930	(7,554)
Change in valuation allowance	(327,931)	74,295
Other	26,564	(6,870)

	$390,848	$—

9. Contingent Liabilities
During January 2005, a financial institution involved in the financing of an earlier failed acquisition filed a lawsuit against the Company and its two majority shareholders for out of pocket expenses and bank fees related to this failed acquisition. During November 2005, the lawsuit was settled for $54,000. This amount was accrued at December 31, 2005 and paid during 2006.
10. Earnings Per Share Data
Basic earnings or loss per share assumes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common stock outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon the exercise of stock options or warrants, using the treasury stock method of computing such effects and contingent shares. As the Company has no outstanding stock options or warrants, there are no diluted earnings or loss per share.
The following table sets forth the computation of basic earnings and loss per share for the years ended December 31:

	2006	2005

Average shares outstanding	18,833,831	20,114,446

Net earnings (loss) per share	$0.07	$(0.03)

11. Other Related Party Transactions
The Company previously received advances from a shareholder and from a family member of a major shareholder in order to meet its obligations. These advances are noninterest bearing. As these advances are subordinate to the Bank notes discussed in Note 4, the amounts have been classified as long-term in the accompanying consolidated balance sheet.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
11. Other Related Party Transactions (continued)
During 2006, the President of a customer of the Company joined the Company’s Board of Directors. Revenues from this customer totaled approximately $940,000 during 2006. Additionally, accounts receivable from this customer totaled $121,983 at December 31, 2006.
12. Employee Benefit Plan
During 2005, a subsidiary of the Company adopted a defined contribution plan (the “Plan”) for employees who are at least 21 years of age and have worked at least one month. The Plan provides for discretionary profit-sharing and matching contributions determined annually by the Company. The Company’s profit-sharing contribution for 2006 and 2005 was equal to 2% of an employee’s compensation and the matching contribution was equal to 100% of an employee’s contribution up to 2% of the employee’s compensation. The Company made profit-sharing and matching contributions of $75,223 in 2006 and $82,326 in 2005.
13. Fair Value of Financial Instruments
For the purposes of this disclosure, the fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is estimated to be the same as the recorded book value. These instruments include the consolidated balance sheet lines captioned cash, accounts receivable, checks outstanding in excess of bank balance, accounts payable and accrued expenses. The fair value of the Company’s line of credit also approximates its carrying amount due to its variable interest rate.
The fair value of the Company’s long-term debt, capital leases and advances from shareholders are estimated to be approximately $2,549,000 (carrying amount of $2,738,252) at December 31, 2006, using discounted cash flow analysis and based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
14. Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s continuing operating losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must achieve profitable operations in order to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.