Form 10QSB
period 2007-03-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2007-05-15
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from January 1, 2007 to March 31, 2007
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
Yes ☐                     No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,834,238 shares
(Class of Stock)	(Shares outstanding as of May 14, 2007)
Transitional Small Business Disclosure Format (check one): Yes ☐                      No ☒

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

Page
Part I. Financial Information
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6
Item 2. Management’s Discussion and Analysis or Plan of Operation	1
Item 3. Controls and Procedures.	3
Part II. Other Information
Item 1. Legal Proceedings	4
Item 3. Defaults Upon Senior Securities	4
Item 6. Exhibits	4
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations	F-4
Condensed Consolidated Statements of Cash Flows	F-5
Notes to Condensed Consolidated Financial Statements	F-6

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash	$16,598	$122,835
Accounts receivable:
Trade, net of reserve for doubtful accounts of $5,000 in 2007 and 2006	890,514	1,008,082
Related companies	327,470	121,983
Insurance claim	128,485	128,485

Total accounts receivable	1,346,469	1,258,550
Inventories, net	2,364,027	2,463,230
Prepaid expenses	421,399	69,197
Deferred income taxes	—	65,375

Total current assets	4,148,493	3,979,187

Property, plant and equipment:
Land	221,893	217,950
Buildings	821,248	821,248
Machinery and equipment	958,226	937,353

	2,001,367	1,976,551
Less accumulated depreciation	376,176	325,500

	1,625,191	1,651,051
Construction on progress	50,906	42,128
Equipment not in service	69,065	75,065

Net property, plant, and equipment	1,745,162	1,768,244

Total assets	$5,893,655	$5,747,431

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	March 31	December 31
	2007	2006
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Checks outstanding in excess of bank balance	$23,632	$—
Line of credit	1,516,120	856,389
Accounts payable and accrued expenses	951,032	1,106,037
Current portion of deferred income taxes	90,905	—
Current portion of long-term debt	956,702	1,004,132
Current portion of capital lease obligations	32,068	31,618

Total current liabilities	3,570,459	2,998,176

Advances from shareholders	34,899	34,899
Deferred income taxes, less current portion	143,738	403,129
Long-term debt, less current portion	7,055	12,220
Capital lease obligations, less current portion	46,799	55,383
Notes payable to related companies	1,000,000	1,000,000
Note payable to shareholder	598,000	600,000

Total liabilities	5,400,950	5,103,807

Shareholders’ equity:
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding—18,834,238 shares in 2007 and 2006	1,884	1,884
Additional paid-in capital	11,234,318	11,234,318
Accumulated deficit	(10,743,497)	(10,592,578)

Net shareholders’ equity	492,705	643,624

Total liabilities and shareholders’ equity	$5,893,655	$5,747,431

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2007	2006
Revenues:
Trade	$2,256,486	$3,287,671
Related companies	389,589	—

Total revenues	2,646,075	3,287,671
Costs of goods sold	2,481,758	2,767,056

Gross profit	164,317	520,615

Operating expenses:
Professional and consulting services	24,900	26,006
Marketing and advertising	96,519	104,404
Office and administrative	223,109	239,100

Total operating expenses	344,528	369,510

Operating (loss) income	(180,211)	151,105

Other income (expenses):
Miscellaneous income	1,683	2,420
Interest expense	(75,502)	(107,466)

Net other expenses	(73,819)	(105,046)

Net (loss) income before income taxes	(254,030)	46,059
Deferred income tax benefit	103,111	—

Net (loss) income	$(150,919)	$46,059

Net (loss) income per share	$(0.01)	$0.00

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2007	2006
Operating activities
Net (loss) income	$(150,919)	$46,059
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	50,676	55,557
Deferred income tax benefit	(103,111)	—
Stock issued for service	—	1,600
Changes in operating assets and liabilities:
Accounts receivables	(87,919)	(594,802)
Inventories	99,203	352,474
Prepaid expenses	(352,202)	(80,287)
Accounts payable and accrued expenses	(155,005)	391,202

Net cash (used in) provided by operating activities	(699,277)	171,803

Investing activities
Purchases of property, plant, and equipment	(27,594)	(148,778)

Financing activities
Increase (decrease) in checks outstanding in excess of bank balance	23,632	(3,450)
Net borrowings on line of credit	659,731	99,000
Principal repayments on long-term debt	(52,595)	(70,724)
Principal repayments on capital lease obligations	(8,134)	(7,688)
Payments on amount due to related company	(2,000)	(27,273)

Net cash provided by (used in) financing activities	620,634	(10,135)

Net (decrease) increase in cash	(106,237)	12,890

Cash at beginning of period	122,835	—

Cash at end of period	$16,598	$12,890

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Fuzion Technologies, Inc. All intercompany balances and transactions have been eliminated.
The balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.
2. Recent Accounting Pronouncements
During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.
3. Related Party Transactions
During the three months ended March 31, 2006, the Company purchased approximately $53,000 in inventory from a related company controlled by a family member of a major shareholder and Company board member.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
March 31, 2007
4. Contingencies
The Company has agreed to guarantee certain indebtedness of two related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution will be considered in default. At March 31, 2007, the debt guaranteed for the related companies was $2,258,355 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
5. Debt Covenants
As of December 31, 2006 and March 31, 2007, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution, and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.
6. Income Tax Provision
Due to the Company’s net operating loss carryovers for which no benefit had been previously recognized, no provision for income taxes was required for the three months ended March 31, 2006.
7. Income (Loss) Per Share Data
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
     The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended March 31
	2007	2006
Average shares outstanding	18,834,238	18,832,571

Net (loss) income per share	$(0.01)	$0.00

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
March 31, 2007
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
     All of our current operations are presently conducted through our other subsidiary, Fuzion Technologies, Inc., formerly known as Refractory & Industrial Supply Group, Inc. This subsidiary is engaged in the business of manufacturing refractory products, and dies used in the refractory industry and precision machining. The subsidiary operates the Freeport Brick Division, Kittanning Brick Division, and Armstrong Precision Manufacturing Division in Pennsylvania and operates the Memphis Division in Tennessee, but on a much smaller scale.
     The Company earns revenue and generates cash principally through the sale of products manufactured by its Fuzion Technologies Inc. subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, petroleum, paper & pulp, foundry, and other non-ferrous industries.
Balance Sheets
     There have been only minor changes in our assets since December 31, 2006. Prepaid expenses at March 31, 2007 have increased $352,000 as compared to December 31, 2006, mainly due to the Company pre-paying its natural gas usage throughout the quarter as well as the deposit made on the renewal of the Company’s various insurance policies which is amortized over the life of the policies. All other assets are reasonable compared to December 31, 2006.
     Accounts payable and accrued expenses have decreased $155,000 since December 31, 2006. The primary reason for this is related to the utilization and payment terms related to the Company’s purchase of natural gas. As of December 31, 2006, the Company’s liability for natural gas was $303,000, which was offset in late December 2006 when the Company prepaid its January 2007 gas in the amount of $182,000, resulting in a net liability of $121,000. Throughout the quarter ended March 31, 2007, the Company was pre-paying its natural gas usage, resulting in no account payable balance at March 31, 2007 related to utilization of natural gas at the Freeport and Kittanning plants.
     The net deferred federal tax benefit increased by $103,111 at March 31, 2007 as compared to December 31, 2006. The primary reason for the increase is due to the Company recognizing the net benefit from net operating loss carryforwards generated during the quarter due to their expected realization.
     The line of credit balance increased $660,000 since December 31, 2006 due primarily to the Company drawing on the line to prepay its natural gas usage.
     Our shareholders’ equity at March 31, 2007 has decreased since December 31, 2006, as a result of the net loss for the quarter.

Results of Operations
     Revenues — Our revenues for the period ended March 31, 2007 are $2,646,075, which is a decrease of approximately $642,000 from the period ended March 31, 2006. This is primarily due to sales to several customers in 2006 which were singular in nature and not repeated in the same period for 2007. Sales to our other customers were relatively consistent.
     Expenses — Our cost of goods sold for the period ended March 31, 2007 are $2,481,758, which is a decrease of approximately $285,000 from the period ended March 31, 2006, somewhat due to the decrease in sales. However, our Gross Profit percentage for the period ended March 31, 2007 was 6.2%, which is approximately 9.6% lower than the same period last year. Factors that had a significant impact on gross profit relate to energy and raw material costs. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. That trend has continued into the Company’s first quarter 2007 operations as the Company’s gas rate in 2007 is higher than it was in 2006. The Company implemented certain operational adjustments at its Freeport plant in 2006 which resulted in an improvement in its gas efficiency on a per-unit basis. The Company is planning a major improvement in the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, a fire that occurred at the Freeport plant on February 2, 2006, has caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project. Bauxite is an important and expensive raw material used in the Company’s manufacturing of high alumina products. Also a result of the fire at the Freeport plant, the Company is not yet able to grind bauxite at its own facilities. It has been buying already-ground bauxite from a third party on an “as-needed basis.” This cost “premium” has had a major impact on the raw material costs to manufacture its high alumina products. In addition, all of the clay used in production at the Freeport plant is being ground at the Kittanning plant and subsequently transported to the Freeport facility. This too is a direct result of the fire. This extra handling and transportation has also had an impact on the Company’s raw material costs.
     Our operating expenses for the period ended March 31, 2007 are reasonable compared to the same period last year.
     For the period ended March 31, 2007, interest expense decreased approximately $32,000 compared to the same period last year, primarily due to the Company applying part of its December 2006 settlement on its fire insurance lawsuit to its line of credit.

Liquidity and Capital Resources
     As of December 31, 2006 and March 31, 2007, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying consolidated balance sheets. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
Other Significant Events
     On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant. This Grinding Department equipment was used to grind 100% of the clay used in production at the Freeport plant as well as 100% of the bauxite used in production at both the Freeport and Kittanning plants. The Company had property insurance on the damaged facility but a legal issue developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006, the Company filed a lawsuit against its insurance agency based on this issue. After a long series of pre-trial legal proceedings, a settlement was reached via mediation in December 2006, shortly before the scheduled trial commencement. However, as of March 31, 2007, the Company is still not able to grind its own bauxite for either plant nor is it able to grind any clay at its Freeport plant. As noted above, the Company is incurring significant additional raw material costs because of this. Until the Company has rebuilt its damaged grinding department, additional costs will be incurred in this area
     The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. This project was expected to have been completed by the middle of the year 2006; however, progress on this major project slowed dramatically pending the outcome of our fire insurance claim. Now that this insurance claim has been settled, the Company is moving forward in 2007 with its plans to consolidate these operations. The Company is aware that it needs to finalize this plant consolidation as quickly as possible in order to improve efficiency. The Company has prioritized its plans to complete the plant consolidation project before rebuilding the grinding department.
     On March 27, 2006, our subsidiary, Refractory & Industrial Supply Group Inc. changed its name to Fuzion Technologies, Inc. This name more appropriately describes the vision of the Company and what we are becoming, namely a supplier of a full line of quality refractory and industrial products and complementary industrial services.
Off Balance Sheet Arrangements
     In January of 2005, we agreed to guarantee the indebtedness of two related companies to a certain financial institution that also holds our term loan (the “Bank”). Upon the default by the related companies, we would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default, the Company’s own outstanding loans from the Bank would be considered in default. At March 31, 2007, the debt guaranteed for the related companies was $2,258,355 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     We have instituted disclosure controls and procedures designed to ensure the timely recording, processing, summarization and reporting to our management, including our Chief Executive Officer and Chief Financial Officer, of information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Within the 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, we have performed an evaluation of the effectiveness of the design and operation of these controls under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the

Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures effectively alert management to material information related to the Company in a manner which allows timely decisions regarding required disclosures of such information. In the design and evaluation of our disclosure controls and procedures, management has recognized that risks of misstatements due to error, failures in compliance, or changes in conditions are inherent in any cost-effective control system. Thus, management can provide only reasonable assurance that its controls and procedures will achieve their stated goals under all potential future conditions. There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation
(b) Changes in Internal Control over Financial Reporting
     There has been no change during this reporting period that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 25, 2005, First Capital Insulation, Inc. filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries (“DT Solutions”), and Mt. Savage Firebrick Company in the Circuit Court of Allegeny County, Maryland. DT Solutions entered into an agreement for the purchase of real property from Mt. Savage Firebrick Company. First Capital Insulation is seeking approximately $38,000 for its removal and disposition of asbestos containing material from two brick ovens. As of March 31, 2007, this matter had not been resolved.
Item 3. Defaults Upon Senior Securities
     As of December 31, 2006 and March 31, 2007, the Company was not in compliance with certain financial covenants of its line of credit and long-term debt.
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

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant

Date: May 14, 2007	/s/ B. Grant Hunter
B. Grant Hunter
President and Chief Executive Officer

Date: May 14, 2007	/s/ J. Terry Medovitch
J. Terry Medovitch
Chief Financial Officer