Form 10QSB
period 2007-06-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2007-08-14
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from April 1, 2007 to June 30, 2007
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
Yes ☐                     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,974,238
(Class of Stock)	(Shares outstanding as of August 14, 2007)
Transitional Small Business Disclosure Format (check one): Yes ☐                     No ☑

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

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
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash	$24,289	$122,835
Accounts receivable:
Trade, net of reserve for doubtful accounts of $620 in 2007 and $5,000 in 2006	1,185,824	1,008,082
Related companies	71,472	121,983
Insurance claim	128,485	128,485

Total accounts receivable	1,385,781	1,258,550
Inventories, net	2,526,566	2,463,230
Prepaid expenses	482,865	69,197
Deferred income taxes	—	65,375

Total current assets	4,419,501	3,979,187

Property, plant and equipment:
Land	222,303	217,950
Buildings	821,248	821,248
Machinery and equipment	988,950	937,353

	2,032,501	1,976,551
Less accumulated depreciation	427,482	325,500

	1,605,019	1,651,051
Construction on progress	190,174	42,128
Equipment not in service	229,138	75,065

Net property, plant, and equipment	2,024,331	1,768,244

Total assets	$6,443,832	$5,747,431

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	June 30	December 31
	2007	2006
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Line of credit	$2,002,752	$856,389
Accounts payable and accrued expenses	1,066,179	1,106,037
Advances from related company	102,500	—
Current portion of deferred income taxes	85,301	—
Current portion of long-term debt	859,710	1,004,132
Current portion of capital lease obligations	32,524	31,618

Total current liabilities	4,148,966	2,998,176

Advances from shareholders	34,899	34,899
Deferred income taxes, less current portion	131,132	403,129
Long-term debt, less current portion	1,782	12,220
Capital lease obligations, less current portion	38,489	55,383
Notes payable to related companies	1,000,000	1,000,000
Note payable to shareholder	596,000	600,000

Total liabilities	5,951,268	5,103,807

Shareholders’ equity:
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding—18,974,238 shares in 2007 and 18,834,238 shares in 2006	1,898	1,884
Additional paid-in capital	11,260,904	11,234,318
Accumulated deficit	(10,770,238)	(10,592,578)

Net shareholders’ equity	492,564	643,624

Total liabilities and shareholders’ equity	$6,443,832	$5,747,431

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007		2006

Revenues	$2,924,277	$2,316,340		$5,570,352	$5,604,011
Costs of goods sold	2,440,284	1,930,015		4,922,042	4,715,791

Gross profit	483,993	386,325		648,310	888,220

Operating expenses:
Professional/Consulting Services	91,526	53,761		116,426	104,815
Marketing and advertising	133,799	84,377		230,318	188,781
Office and administrative	227,248	235,547		450,357	474,647

Total operating expenses	452,573	373,685		797,101	768,243

Operating income (loss)	31,420	12,640		(148,791)	119,977

Other income (expenses):
Miscellaneous income	14,575	1,396		16,257	3,816
Interest expense	(90,945)	(111,269)		(166,447)	(218,735)

Net other expenses	(76,370)	(109,873)		(150,190)	(214,919)

Net loss before income taxes	(44,950)	(97,233)		(298,981)	(94,942)
Deferred income tax benefit	18,209	—		121,321	—

Net loss	$(26,741)	$(97,233)		$(177,660)	$(94,942)

Net loss per share	$—	$(0.01)	$	(0.01)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2007	2006

Operating activities
Net loss	$(177,660)	$(94,942)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	101,982	119,425
Deferred income tax benefit	(121,321)	—
Stock issued for services	26,600	1,600
Changes in operating assets and liabilities:
Accounts receivable	(127,231)	(235,451)
Inventories	(63,336)	(36,672)
Prepaid expenses	(413,668)	(81,498)
Checks outstanding in excess of bank balance	—	(3,450)
Accounts payable and accrued expenses	(114,858)	836,181

Net cash (used in) provided by operating activities	(889,492)	505,193

Investing activities
Purchases of property, plant, and equipment	(283,069)	(364,335)

Financing activities
Net borrowings on line of credit	1,146,363	100,000
Net borrowings from related companies	102,500	—
Net payments on advances from shareholders	—	(5,001)
Principal repayment on note payable to shareholder	(4,000)	—
Principal repayments on long-term debt	(154,860)	(144,511)
Principal repayments on capital lease obligation	(15,988)	(15,110)
Payments on amount due to seller	—	(68,182)

Net cash provided by (used in) financing activities	1,074,015	(132,804)

Net (decrease) increase in cash	(98,546)	8,054

Cash at beginning of period	122,835	—

Cash at end of period	$24,289	$8,054

Supplemental disclosure of noncash activities
Advances from related company at June 30, 2007 included $75,000 for equipment.
See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Fuzion Technologies, Inc. All inter-company balances and transactions have been eliminated.
The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements.
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

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Related Party Transactions
During the six months ended June 30, 2007, the Company purchased $75,000 in equipment from a related company controlled by a family member of a major shareholder and Company board member which was unpaid at June 30, 2007. Additionally, during May 2007 the Company borrowed $55,000 from this related company and re-paid $27,500 of this amount during June 2007. Terms for the remaining amount owed on this loan have not yet been finalized. During the six months ended June 30, 2006, the Company purchased approximately $56,000 in inventory from the same related company. Sales of approximately $454,000 and $48,000 were made to related companies during the six months ended June 30, 2007 and 2006, respectively.
4. Contingencies
The Company has agreed to guarantee certain indebtedness of two related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution will be considered in default. At June 30, 2007, the debt guaranteed for the related companies was $2,147,770 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
5. Debt Covenants
As of December 31, 2006 and June 30, 2007, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution, and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.
6. Income Tax Provision
Due to the Company’s net operating loss carry-overs for which no benefit had been previously recognized, no provision for income taxes was required for the six months ended June 30, 2006.
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

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Income (Loss) Per Share Data (continued)
The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Average shares outstanding	18,950,905	18,834,238	18,892,571	18,832,571

Net income (loss) per share	$—	$(0.01)	$(0.01)	$(0.01)

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
Balance Sheets
There have been only minor changes in our assets since December 31, 2006. Our cash has decreased due to the fact that the lawsuit settlement on the fire insurance claim, which will be discussed later, occurred in late December 2006 and some cash attributable to the lawsuit was still on hand on December 31, 2006. Prepaid expenses at June 30, 2007 have increased approximately $414,000 as compared to December 31, 2006, mainly due to the Company pre-paying its natural gas usage throughout the quarter as well as the deposit made on the renewal of the Company’s various insurance policies which is amortized over the life of the policies. Net property, plant, and equipment has increased approximately $256,000 since December 31, 2006 primarily due to increases in construction in progress and the expenditures for equipment not in service both of which are related to the plant consolidation, which will be discussed later. All other assets are reasonable compared to December 31, 2006.
The net deferred federal tax benefit increased by $121,321 at June 30, 2007 as compared to December 31, 2006. The primary reason for the increase is due to the Company recognizing the net benefit from net operating loss carryforwards generated during the period ended June 30, 2007 due to their expected realization.
As of June 30, 2007, the company incurred a liability in the amount of $102,500 due to an affiliated company for costs associated with the plant consolidation projects.
The line of credit balance increased $1,146,000 since December 31, 2006 due primarily to the Company drawing on the line to prepay its natural gas usage and to fund some of the costs associated with the plant consolidation.
Our shareholders’ equity at June 30, 2007 has decreased since December 31, 2006, as a result of the net loss for the period ended June 30, 2007.

Results of Operations
Revenues – Our revenues for the six months ended June 30, 2007 are $5,570,352, which is a decrease of approximately $34,000 from the six months ended June 30, 2006. Sales to our customers in the steel and aluminum industries have increased as compared to last year while sales to the chemical, cement and lime industries have decreased.
Expenses – Our cost of goods sold for the six months ended June 30, 2007 are $4,922,042, which is an increase of approximately $206,000 from the six months ended June 30, 2006. Our Gross Profit percentage for the quarter ended June 30, 2007 was 16.6% as compared to 6.2% for the quarter ended March 31, 2007. However, our Gross Profit percentage for the six months ended June 30, 2007 was 11.6%, which is approximately 4.2% lower than the same period last year. Factors that had a significant impact on gross profit relate to energy and raw material costs. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. That trend has continued into the Company’s 2007 operations as the Company’s gas rate in 2007 is significantly higher than it was in 2006. The Company implemented certain operational adjustments at its Freeport plant in 2006 which resulted in an improvement in its gas efficiency on a per-unit basis. The Company is planning a major improvement in the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, a fire that occurred at the Freeport plant on February 2, 2006, has caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project. Bauxite is an important and expensive raw material used in the Company’s manufacturing of high alumina products. Also as a result of the fire at the Freeport plant, the Company is not yet able to grind bauxite at its own facilities. It has been buying already-ground bauxite from a third party on an “as-needed basis.” This cost “premium” has had a major impact on the raw material costs to manufacture its high alumina products. The company expects to have its own bauxite grinding operation in service during the third quarter of 2007. In addition, all of the clay used in production at the Freeport plant is being ground at the Kittanning plant and subsequently transported to the Freeport facility. This too is a direct result of the fire. This extra handling and transportation has also had an impact on the Company’s raw material costs.
Our operating expenses for the six months ended June 30, 2007 are reasonable compared to the same period last year.
All of the above resulted in an operating income for the three months ended June 30, 2007 of $31,420 as compared to an operating loss of $180,211 for the three months ended March 31, 2007.
For the six months ended June 30, 2007, interest expense decreased approximately $52,000 compared to the same period last year, primarily due to the Company applying part of its December 2006 settlement on its fire insurance lawsuit to its line of credit.
Liquidity and Capital Resources
As of December 31, 2006 and June 30, 2007, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying consolidated balance sheets. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
Other Significant Events
On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant. This Grinding Department equipment was used to grind 100% of the clay used in production at the Freeport plant as well as 100% of the bauxite used in production at both the Freeport and Kittanning plants. The Company had property insurance on the damaged facility but a legal issue developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006, the Company filed a lawsuit against its insurance agency based on this issue. After a long series of pre-trial legal proceedings, a settlement was reached via mediation in December 2006, shortly before the scheduled trial commencement. However, as of June 30, 2007, the Company is still not able to grind its own bauxite for either plant nor is it able to grind any clay at its Freeport plant. As noted above, the Company is incurring significant additional raw material costs because of this. The company expects to rebuild its bauxite grinding operation during the third quarter 2007. Until the Company has rebuilt the remainder of its damaged grinding department, additional costs will be incurred in this area.
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
Off Balance Sheet Arrangements
In January of 2005, we agreed to guarantee the indebtedness of two related companies to a certain financial institution that also holds our term loan (the “Bank”). Upon the default by the related companies, we would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default, the Company’s own outstanding loans from the Bank would be considered in default. At June 30, 2007, the debt guaranteed for the related companies was $2,147,770 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

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
On September 25, 2005, First Capital Insulation, Inc. filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries (“DT Solutions”), and Mt. Savage Firebrick Company in the Circuit Court of Allegeny County, Maryland. DT Solutions entered into an agreement for the purchase of real property from Mt. Savage Firebrick Company. First Capital Insulation is seeking approximately $38,000 for its removal and disposition of asbestos containing material from two brick ovens. As of June 30, 2007, this matter had not been resolved.

Item 3.	Defaults Upon Senior Securities
As of December 31, 2006 and June 30, 2007, the Company was not in compliance with certain financial covenants of its line of credit and long-term debt.

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

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant
Date: August 14, 2007	/s/ B. Grant Hunter
B. Grant Hunter
President and Chief Executive Officer

Date: August 14, 2007	/s/ J. Terry Medovitch
J. Terry Medovitch
Chief Financial Officer