Form 10QSB
period 2007-09-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2007-11-14
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from July 1, 2007 to September 30, 2007
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
Yes ☐      No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.0001 Par value	18,974,238
(Class of Stock)	(Shares outstanding as of November 14, 2007)
Transitional Small Business Disclosure Format (check one): Yes ☐       No ☒

Diversified Thermal Solutions, Inc.
INDEX TO FORM 10-QSB

Index to Financial Statements

Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations (Unaudited)	F-4
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-5
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31
	2007	2006

	(Unaudited)
Assets
Current assets:
Cash	$1,283	$122,835
Accounts receivable:
Trade, net of reserve for doubtful accounts of $620 in 2007 and $5,000 in 2006	1,465,625	1,008,082
Related companies	69,444	121,983
Insurance claim	128,485	128,485

Total accounts receivable	1,663,554	1,258,550
Inventories, net	2,944,669	2,463,230
Prepaid expenses	406,935	69,197
Deferred income taxes	—	65,375

Total current assets	5,016,441	3,979,187

Property, plant and equipment:
Land	222,303	217,950
Buildings	821,248	821,248
Machinery and equipment	1,015,999	937,353

	2,059,550	1,976,551
Less accumulated depreciation	491,454	325,500

	1,568,096	1,651,051
Construction in progress	765,305	117,193

Net property, plant, and equipment	2,333,401	1,768,244

Total assets	$7,349,842	$5,747,431

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Balance Sheets (continued)

	September 30	December 31
	2007	2006

	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Line of credit	$2,164,016	$856,389
Accounts payable and accrued expenses	1,645,359	1,106,037
Advances from related company	95,500	—
Current portion of deferred income taxes	63,257	—
Current portion of long-term debt	807,103	1,004,132
Current portion of capital lease obligations	32,987	31,618

Total current liabilities	4,808,222	2,998,176

Advances from shareholders	34,899	34,899
Deferred income taxes, less current portion	249,142	403,129
Long-term debt, less current portion	—	12,220
Capital lease obligations, less current portion	30,467	55,383
Notes payable to related companies	1,000,000	1,000,000
Note payable to shareholder	594,000	600,000

Total liabilities	6,716,730	5,103,807

Shareholders’ equity:
Common stock, par value $0.0001:
Authorized—100,000,000 shares Issued and outstanding—18,974,238 shares in 2007 and 18,834,238 shares in 2006	1,898	1,884
Additional paid-in capital	11,260,904	11,234,318
Accumulated deficit	(10,629,690)	(10,592,578)

Net shareholders’ equity	633,112	643,624

Total liabilities and shareholders’ equity	$7,349,842	$5,747,431

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Revenues	$3,325,137	$2,311,112	$8,895,489	$7,915,123
Costs of goods sold	2,558,366	2,139,932	7,480,408	6,855,723

Gross profit	766,771	171,180	1,415,081	1,059,400

Operating expenses:
Professional and consulting services	15,779	110,449	132,205	215,264
Marketing and advertising	178,051	70,274	408,369	259,055
Office and administrative	243,116	217,258	693,473	691,905

Total operating expenses	436,946	397,981	1,234,047	1,166,224

Operating income (loss)	329,825	(226,801)	181,034	(106,824)

Other income (expenses):
Miscellaneous income	6,852	9,145	23,109	12,961
Interest expense	(100,163)	(116,465)	(266,610)	(335,200)

Net other expenses	(93,311)	(107,320)	(243,501)	(322,239)

Net income (loss) before income taxes	236,514	(334,121)	(62,467)	(429,063)
Deferred income tax (expense) benefit	(95,966)	—	25,355	—

Net income (loss)	$140,548	$(334,121)	$(37,112)	$(429,063)

Basic net earnings (loss) per share	$.01	$(.02)	$--	$(.02)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2007	2006

Operating activities
Net loss	$(37,112)	$(429,063)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	165,954	179,778
Deferred income tax benefit	(25,355)	—
Stock issued for services	26,600	1,600
Changes in operating assets and liabilities:
Accounts receivables	(405,004)	(209,668)
Inventories	(481,439)	431,731
Prepaid expenses	(337,738)	(76,190)
Checks outstanding in excess of bank balance	—	(3,450)
Accounts payable and accrued expenses	539,322	615,756

Net cash (used in) provided by operating activities	(554,772)	510,494

Investing activities
Purchases of property, plant, and equipment	(656,111)	(398,813)

Financing activities
Net borrowings on line of credit	1,307,627	100,000
Net borrowings from related companies	20,500	125,000
Net payments on note payable to shareholder	(6,000)	(5,000)
Principal repayments on long-term debt	(209,249)	(194,928)
Principal repayments on capital lease obligation	(23,547)	(22,638)
Payment on amounts due to seller of business acquired	—	(109,091)

Net cash provided by (used in) financing activities	1,089,331	(106,657)
Net (decrease) increase in cash	(121,552)	5,024
Cash at beginning of period	122,835	—

Cash at end of period	$1,283	$5,024

Supplemental disclosure of noncash activities
Advances from related company at September 30, 2007 included $75,000 for equipment.
See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
During the nine months ended September 30, 2007, the Company purchased $75,000 in equipment from a related company controlled by a family member of a major shareholder and Company board member which was unpaid at September 30, 2007. Additionally during May 2007, the Company borrowed $55,500 from this related company and subsequently repaid $35,000 of this amount. Terms for the remaining amount owed on this loan have not yet been finalized. During the nine months ended September 30, 2006, the Company purchased approximately $56,000 in inventory from the same related company. Sales of approximately $688,000 and $48,000 were made to related companies during the nine months ended September 30, 2007 and 2006, respectively.
4. Contingencies
The Company has agreed to guarantee certain indebtedness of two related companies. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution will be considered in default. At September 30, 2007, the debt guaranteed for the related companies was $2,608,449 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
5. Debt Covenants
As of December 31, 2006 and September 30, 2007, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution, and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.
6. Income Tax Provision
Due to the Company’s net operating loss carry-overs for which no benefit had been previously recognized, no provision for income taxes was required for the nine months ended September 30, 2006.
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

Diversified Thermal Solutions, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Income (Loss) Per Share Data (continued)
The following table sets forth the computation of basic earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Average shares outstanding	18,974,238	18,834,238	18,919,794	18,833,127

Net income (loss) per share	$0.01	$—	$—	$(0.02)

8. Facility Consolidation
In an effort to improve efficiency, the Company intends to consolidate its two refractory product manufacturing facilities into a single facility. The Company is currently making additions to the remaining facility to handle the increased capacity. The Company has contracted with a commercial realtor to sell the facility they intend to vacate; however, both of these facilities remain operating at this time.
9. Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s recent losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time. Management recognizes the Company must maintain profitability in order to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.

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
Balance Sheets
There have been several significant changes in our assets since December 31, 2006. Accounts Receivable has increased $405,004 as compared to December 31, 2006, due to an increase in sales. Inventories at September 30, 2007 have increased $481,439 as compared to December 31, 2006, mainly due to the Company having received two barge-loads of raw materials during the quarter in the amount of $505,000 which was still on-hand at the end of the quarter. Prepaid expenses at September 30, 2007 have increased approximately $338,000 as compared to December 31, 2006 due to the Company pre-paying its natural gas usage throughout the quarter as well as the deposit made on the renewal of the Company’s various insurance policies which is amortized over the life of the policies. Net property, plant, and equipment has increased $565,157 since December 31, 2006 primarily due to expenditures for equipment and construction related to the plant consolidation, which will be discussed later.
As of September 30, 2007, the Company owed $95,500 to an affiliated Company for costs associated with the plant consolidation projects.
The line of credit balance increased $1,307,627 since December 31, 2006 due primarily to the Company drawing on the line to prepay its natural gas usage and to fund some of the costs associated with the plant consolidation.
Our shareholders’ equity at September 30, 2007 has decreased since December 31, 2006, as a result of the net loss for the period ended September 30, 2007, offset by the stock issued for services of approximately $27,000.

Results of Operations
Revenues — Our revenues for the nine months ended September 30, 2007 are $8,895,489, which is an increase of approximately $980,000 from the nine months ended September 30, 2006. Sales to our customers in the steel and aluminum industries have increased as compared to last year while sales to the cement and lime industries have decreased. The Company has filled several significant orders in 2007, which may not be indicative of ongoing future sales.
Expenses — Our cost of goods sold for the nine months ended September 30, 2007 are $7,480,408, which is an increase of approximately $625,000 from the nine months ended September 30, 2006. Our Gross Profit percentage for the quarter ended September 30, 2007 was 23.1% which helped to increase our Gross Profit for the nine months ended September 30, 2007 to 15.9%, compared to 13.4% for the nine months ended September 30, 2006. Gross Profit benefited from improved sales for the quarter ended September 30, 2007 which were $3,325,137, the highest sales quarter since the “Freeport acquisition” on January 31, 2005. Other factors that had a significant impact on gross profit relate to energy and raw material costs. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. That trend has continued into the Company’s 2007 operations as the Company’s gas rate in 2007 is significantly higher than it was in 2006. However, there was a slight downward trend in natural gas cost during the quarter ended September 30, 2007. Combined with increased sales for the quarter, energy costs represented 25% of gross sales for the quarter, thereby reducing the energy costs as a percentage of sales for the nine months ended September 30, 2007 to 29% from 31% for the six months ended June 30, 2007. However, this still compares unfavorably to energy costs of 27% for the nine months ended September 30, 2006. The Company implemented certain operational adjustments at its Freeport plant in 2006 which resulted in an improvement in its gas efficiency on a per-unit basis. The Company is planning a major improvement in the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, a fire that occurred at the Freeport plant on February 2, 2006, has caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project. Bauxite is an important and expensive raw material used in the Company’s manufacturing of high alumina products. Also a result of the fire at the Freeport plant, the Company is not yet able to grind bauxite at its own facilities. Since the fire, the Company has been buying already-ground bauxite from a third party on an “as-needed basis.” Until the Company’s own bauxite grinding facility has been re-installed, the Company must also outsource the grinding of the barge-load of bauxite purchased during the quarter ended September 30, 2007. This cost “premium” has had a major impact on the raw material costs to manufacture its high alumina products. The Company expects to have its own bauxite grinding operation in service during the fourth quarter of 2007. In addition, all of the clay used in production at the Freeport plant is being ground at the Kittanning plant and subsequently transported to the Freeport facility. This too is a direct result of the fire. This extra handling and transportation has also had an impact on the Company’s raw material costs.
Our operating expenses for the nine months ended September 30, 2007 are reasonable compared to the same period last year.
All of the above resulted in an operating income for the three months ended September 30, 2007 of $329,825, improving our operating income for the nine months ended September 30, 2007 to $181,034, as compared to an operating loss of $106,824 for the nine months ended September 30, 2006.
For the nine months ended September 30, 2007, interest expense decreased approximately $69,000 compared to the same period last year, primarily due to the Company applying part of its December 2006 settlement on its fire insurance lawsuit to its line of credit.
Liquidity and Capital Resources
As of December 31, 2006 and September 30, 2007, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying consolidated balance sheets. We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.

Other Significant Events
On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant. This Grinding Department equipment was used to grind 100% of the clay used in production at the Freeport plant as well as 100% of the bauxite used in production at both the Freeport and Kittanning plants. The Company had property insurance on the damaged facility but a legal issue developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006, the Company filed a lawsuit against its insurance agency based on this issue. After a long series of pre-trial legal proceedings, a settlement was reached via mediation in December 2006, shortly before the scheduled trial commencement. However, as of September 30, 2007, the Company is still not able to grind its own bauxite for either plant nor is it able to grind any clay at its Freeport plant. As noted above, the Company is incurring significant additional raw material costs because of this. The Company expects to rebuild its bauxite grinding operation during the fourth quarter 2007. Until the Company has rebuilt the remainder of its damaged grinding department, additional costs will be incurred in this area.
The Company is planning on improving the efficiency of its production processes by consolidating its refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. The Company has contracted with a commercial realtor to sell the Kittanning Brick facility. This project was expected to have been completed by the middle of the year 2006; however, progress on this major project slowed dramatically pending the outcome of our fire insurance claim. Now that this insurance claim has been settled, the Company is moving forward in 2007 with its plans to consolidate these operations. The Company is aware that it needs to finalize this plant consolidation as quickly as possible in order to improve efficiency. The Company has prioritized its plans to complete the plant consolidation project before rebuilding the grinding department. As of September 30, 2007, the Company has expended approximately $675,000 in construction and equipment related to plant consolidation costs. It is expected that the plant consolidation will be completed in Spring 2008.
On March 27, 2006, our subsidiary, Refractory & Industrial Supply Group Inc. changed its name to Fuzion Technologies, Inc. This name more appropriately describes the vision of the Company and what we are becoming, namely a supplier of a full line of quality refractory and industrial products and complementary industrial services.
Off Balance Sheet Arrangements
In January of 2005, we agreed to guarantee the indebtedness of two related companies to a certain financial institution that also holds our term loan (the “Bank”). Upon the default by the related companies, we would be obligated to pay any outstanding principal and accrued interest on their behalf. In addition, if the related companies default, the Company’s own outstanding loans from the Bank would be considered in default. At September 30, 2007, the debt guaranteed for the related companies was $2,608,449 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between October of 2008 and February of 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On September 25, 2005, First Capital Insulation, Inc. filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries (“DT Solutions”), and Mt. Savage Firebrick Company in the Circuit Court of Allegeny County, Maryland. DT Solutions entered into an agreement for the purchase of real property from Mt. Savage Firebrick Company. First Capital Insulation is seeking approximately $38,000 for its removal and disposition of asbestos containing material from two brick ovens. As of September 30, 2007, this matter had not been resolved.
Item 3. Defaults Upon Senior Securities
As of December 31, 2006 and September 30, 2007, the Company was not in compliance with certain financial covenants of its line of credit and long-term debt.
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

DIVERSIFIED THERMAL SOLUTIONS, INC. Registrant
Date: November 14, 2007	/s/ B. Grant Hunter
B. Grant Hunter
President and Chief Executive Officer

Date: November 14, 2007	/s/ J. Terry Medovitch
J. Terry Medovitch
Chief Financial Officer