Form 10KSB
period 2007-12-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2008-04-02
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

Commission File Number: 000-28047
CUSIP No.: 000-1096835

(Check One):                                                     ☑ Form 10-K    ☐ Form 20-F    ☐ Form 11-K    ☐ Form 10-Q
☐ Form 10-D            ☐ Form N-SAR       ☐ Form N-CSR

For Period Ended:  December 31, 2007

☐ Transition Report on Form 10-K

☐ Transition Report on Form 20-F

☐ Transition Report on Form 11-K

☐ Transition Report on Form 10-Q

☐ Transition Report on Form N-SAR

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: ________________________________________.

PART I

REGISTRANT INFORMATION

Full Name of registrant:                                         Diversified Thermal Solutions, Inc.

Former Name if applicable:                                    Not applicable

Address of principal executive office:                4126 Delp Street, Memphis, Tennessee 38118

City, state and zip code:                                        Memphis, Tennessee 38118

PART II

RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☑	(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)           The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III

NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The compilation, dissemination, and review of the information required to be presented in the Form 10-KSB for the year ended December 31, 2007 has imposed time constraints, which will not permit the timely filing of the Form 10-KSB and could not be eliminated without unreasonable effort or expense to the registrant. The registrant undertakes the responsibility to file such annual report no later than fifteen calendar days following the prescribed due date.

PART IV
OTHER INFORMATION

Name and telephone number of person to contact in regard to this notification:

Robert DelPriore         (901) 577-8228

Have all other periodic reports required under Section 13 or 15( d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).   ☑ Yes  ☐ No

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?  ☑ Yes  ☐ No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

For the period ended December 31, 2007, we anticipate that net income will be approximately $0, which is a decrease of $1,327,636 over the prior year.  Net income in 2007 decreased primarily because, unlike 2006, there were no large one-time payments.  In 2006, net income included one-time payments of $2,800,000, which we received as a settlement from the lawsuit with our insurance agent, and $561,063, which were the proceeds from our business interruption insurance.  The one-time payments in 2006 were related to the February 2006 fire that damaged our building and certain equipment and the subsequent litigation with our insurance agent.

Diversified Thermal Solutions, Inc.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 2, 2008

By:  /s/ J. Terry Medovitch
Name:  J. Terry Medovitch
Title:  Chief Financial Officer