Form 10KSB
period 2007-12-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2008-04-23
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
     Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     State Issuer’s revenues for its most recent fiscal year: $11,412,279.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $204,852 as of April 11, 2008.
     State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: 18,974,238 shares of common stock as of April 21, 2008.
DOCUMENTS INCORPORATED BY REFERENCE None.
Transitional Small Business Disclosure format (check one): ☐ Yes ☑ No

PART I.
Item 1. DESCRIPTION OF BUSINESS.
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
     On March 27, 2006, RISG changed its name to Fuzion Technologies, Inc. to more accurately reflect our vision, which is to become a supplier of a full line of quality refractory and industrial products and complementary industrial services.
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

     Refractory products typically have relatively high bulk density, high softening point, and high crushing strength. Refractory products are typically referred to as:
•	Monolithic - a furnace lining without joints, formed of material, which is rammed, cast, gunned or sintered into place;

•	Brick - low grade, low alumina to high grade, high alumina straight and shaped brick; or

•	Pre-Cast Shapes - special shapes designed to the customer’s specifications, such as a doorjamb in a furnace.
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
     Pursuant to this strategy, on January 31, 2005, Fuzion Technologies, Inc., a wholly-owned subsidiary of ours, acquired substantially all of the refractory assets and assumed certain liabilities of Freeport Brick Company, Kittanning Brick Company, Free-MaDie Company, Freeport Refractories, Inc., and Freeport Area Enterprises, Inc. (the “Freeport Entities”) consisting principally of machinery, equipment, inventories, accounts receivable, certain contracts and leases, three manufacturing facilities, and intellectual property. The Freeport Entities are engaged in the business of manufacturing refractory products and tools and dies used in the refractory industry. Pursuant to the Asset Purchase Agreement dated January 31, 2005 among the parties named above and us, the purchase price allocated among the assets totals approximately $5,600,000.
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

Employees
     On December 31, 2007, Fuzion Technologies, Inc., one of our wholly-owned subsidiaries, employed approximately 90 full time employees, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2007, Diversified Thermal Solutions, Inc. and DT Solutions, Inc. had no employees.
Additional Information
     We are subject to the reporting and informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance therewith file reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”) pursuant to the Exchange Act. Such reports, proxy statements and other information filed by the Company may be examined without charge at, or copies obtained upon payment of prescribed fees from, the Public Reference Room of the Commission at 100 F. Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Electronic filings made through the Electronic Data Gathering, Analysis and Retrieval System are publicly available through the Commission’s web site (http://www.sec.gov).
Item 2. DESCRIPTION OF PROPERTY.
     We lease 500 square feet of office space that we use for our corporate headquarters at 4126 Delp Street, Suite 200, Memphis, TN, 38118, from Lynn Whitsett Corporation, a related company. We currently are not charged for the use of this property. We believe that the property is suitable for our current usage, and that it is adequately insured. As a result of acquisition, we acquired approximately 378,050 square feet of space located on 28.4 acres in Freeport, Pennsylvania, Adrian, Pennsylvania, and Kittanning, Pennsylvania. Our two refractory manufacturing plants are located in Freeport and Adrian, Pennsylvania, and our tool and die manufacturing plant is located in Kittanning, Pennsylvania. In March 2006, we completed the additional purchase of approximately 32 acres in Freeport and Adrian Pennsylvania in connection with our acquisition of substantially all of the assets of the Freeport Entities as described in “Description of Business-Strategy.” This property is primarily utilized for raw material storage and will provide necessary space for any future expansion at the Freeport location. On February 2, 2006, a fire significantly damaged one of our buildings, which housed equipment used to grind all of the clay used in production at the Freeport location as well as all of the bauxite used in production at the Freeport and Kittanning locations. Certain of our equipment was also damaged.
Item 3. LEGAL PROCEEDINGS.
     On September 22, 2005, Freeport Brick Company, Free-Madie Company, Kittanning Brick Company, Freeport Refractories, Inc., Freeport Real Estate, Inc. and Freeport Area Enterprises, Inc. (“Freeport”) filed a complaint against us, Fuzion Technologies, Inc., one of our wholly-owned subsidiaries, and Gerald J. Gustas, a Fuzion stockholder, in the Court of Common Pleas of Armstrong County Pennsylvania. In connection with our acquisition of substantially all of the assets of certain of the Freeport entities, Freeport alleged that we owed them additional amounts as a purchase price adjustment to account for differences in the values of certain assets and liabilities. On January 30, 2006, we entered into a Settlement Agreement with Freeport and agreed to pay $150,000 to settle the aforementioned claims. This settlement cost of $150,000 is included in the total purchase price allocation of approximately $5,600,000. See “Description of Business-Strategy.” This amount was paid in 2006. In connection with this settlement, we are awaiting receipt of deeds, which will verify and finalize our interest in certain real property.
     On September 25, 2005, First Capital Insulation, Inc. filed a complaint against DT Solutions, Inc., one of our wholly-owned subsidiaries (“DT Solutions”), and Mt. Savage Firebrick Company in the Circuit Court of Allegeny County, Maryland. DT Solutions entered into an agreement for the purchase of real property from Mt. Savage Firebrick Company. First Capital Insulation is seeking approximately $38,000 for its removal and disposition of asbestos containing material from two brick ovens. As of December 31, 2007, this matter had not been resolved.

     On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant. As a result, we incurred $1,020,356 in fire loss expenses during 2006. A legal dispute developed with our insurance agent over the extent of coverage. We filed a lawsuit against our insurance agent based on these losses. We reached a settlement with the parties to the lawsuit and received $2,800,000 in proceeds in December of 2006. As of December 31, 2007, we have recorded a receivable of $128,485, representing the final amount due in finalizing our insurance claim.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.
PART II.
Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our common stock is quoted under the symbol “DVTS” on the OTC Bulletin Board. The following is a list of the high and low bid quotations by fiscal quarters for 2007 and 2006:

	Low	High
Quarter ended March 31, 2007	$0.11	$0.125
Quarter ended June 30, 2007	0.10	0.19
Quarter ended September 30, 2007	0.08	0.12
Quarter ended December 31, 2007	0.07	0.135

Quarter ended March 31, 2006	$0.22	$0.27
Quarter ended June 30, 2006	0.20	0.27
Quarter ended September 30, 2006	0.15	0.25
Quarter ended December 31, 2006	0.11	0.15
     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations were obtained from financeyahoo.com.
Holders
     We estimate that there were approximately 119 holders of record of our common stock as of December 31, 2007.
Dividends
     We have not paid a cash dividend on our common stock during the past two fiscal years and do not plan to pay dividends on our common stock in the foreseeable future. In addition, our ability to pay dividends is restricted by the terms of our loan agreements with a financial institution, requiring such financial institution’s consent prior to any declaration of a dividend by us.

Equity Compensation Plan
     The following table sets forth, as of December 31, 2007, certain information with respect to shares of common stock authorized for issuance under the our equity compensation plan:

Number of securities
remaining available for
	Number of securities to be		future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by security holders	—	—	1,065,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,065,000
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
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
     We earn revenues and generate cash principally through the sale of products manufactured by our Fuzion Technologies Inc. subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, petroleum, paper & pulp, foundry, and other non-ferrous industries.
Balance Sheets
     There have been several significant changes in our assets since December 31, 2006. Inventories at December 31, 2007 have increased $1,009,511 as compared to December 31, 2006. We have incurred significant increases in our production costs, mainly in the areas of raw materials and energy costs. The average cost of natural gas, which is our largest singular expense, has increased approximately 26% as compared to the prior year. These increased costs significiantly increased the production costs per item for our finished goods and work-in-process inventories. Additionally, raw materials inventories have increased $286,783 compared to December 31, 2006, primarily due to us having received two barge-loads of raw materials in the quarter ended September 30, 2007, from which $344,000 was still on-hand at December 31, 2007. Net property, plant, and equipment has increased $1,203,217 since December 31, 2006 primarily due to expenditures for equipment and construction related to the plant consolidation, which will be discussed later.
     Accounts Payable and Accrued Expenses increased $867,403 as compared to December 31, 2006. This is mainly due to approximately $284,000 owed on various construction costs related to the plant consolidation project as well as $195,000 still owed on one of the bargeloads of raw materials. As of December 31, 2007, we also owed $138,963 to an affiliated Company for costs associated with the plant consolidation projects.

The line of credit balance increased $1,280,422 since December 31, 2006 due primarily to us drawing on the line to fund some of our normal operating costs and to fund some of the costs associated with the plant consolidation.
     Our shareholders’ equity at December 31, 2007 has decreased since December 31, 2006, as a result of the net loss for the year offset by the stock issued for services of approximately $27,000.
Results of Operations
     Revenues – Our revenues for the year ended December 31, 2007 are $11,412,279, compared to $10,308,956 for the year ended December 31, 2006, which is an increase of $1,103,323. Sales to our customers in the steel and aluminum industries have increased as compared to last year while sales to the cement and lime industries have decreased. Also included in this increase is a 17% increase in sales of our Duro brand, which we intend to market more aggressively in the future to take advantage of our brand name recognition. Selective price increases in some of our product lines also contributed to increased revenues.
     Expenses – Our cost of goods sold for the year ended December 31, 2007 are $9,679,126, which is an increase of approximately $660,000 over the year ended December 31, 2006. Our Gross Profit percentage for the year ended December 31, 2007 was 15.2% compared to 12.5% for the prior year. Gross Profit benefited from various price increases that we selectively implemented in 2007 to improve our gross margins in some of our under-performing product lines. In addition there was a slight improvement in recovery rates at the Freeport plant. The most significant factors that contributed to the increase in cost of goods sold relate to energy and raw material costs. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations. That trend has continued into our 2007 operations as our average gas rate in 2007 was approximately 26% higher than it was in 2006. We are planning a major improvement in the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, a fire that occurred at the Freeport plant on February 2, 2006, caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project. Bauxite is an important and expensive raw material used in our manufacturing of high alumina products. Subsequent to the fire at the Freeport plant, we were not able to grind bauxite at our own facilities and were forced to buy already-ground bauxite from a third party on an “as-needed basis.” We were also forced to outsource the grinding of the bauxite consumed from the barge-load of bauxite purchased during 2007. Fortunately, we did complete the re-installation of our own bauxite grinding equipment in March 2008. However, this cost “premium” has had a major impact on the raw material costs to manufacture our high alumina products. In addition, all of the clay used in production at the Freeport plant is being ground at the Kittanning plant and subsequently transported to the Freeport facility. This too is a direct result of the fire. This extra handling and transportation has also had an impact on our raw material costs.
     Operating expenses for the year ended December 31, 2007 are approximately $163,000 higher than the year ended December 31, 2006. This was mainly attributable to a large increase in sales of products through agents and brokers that require commission payments.
     All of the above resulted in operating income for the year ended December 31, 2007 of $91,060, as compared to an operating loss of $189,303 for the year ended December 31, 2006.
     For the year ended December 31, 2007, interest expense decreased approximately $89,000 compared to the prior year, due to us applying part of our December 2006 settlement on our fire insurance lawsuit to our line of credit, a drop in the interest rate on our revolving line of credit, and decreased interest expense relating to the decreasing principal balance on our bank term loan.
Liquidity and Capital Resources
     As of December 31, 2007 and December 31, 2006, we were not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying consolidated balance sheets. We recognize that we must achieve profitable operations to continue as a going concern. We anticipate the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.
Other Significant Events
     On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant. This Grinding Department equipment was used to grind 100% of the clay used in production at the Freeport plant as well as 100% of the bauxite used in production at both the Freeport and Kittanning plants. We had property insurance on the damaged facility but a legal issue developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006, we filed a lawsuit against our insurance agency based on this issue. After a long series of pre-trial legal proceedings, a settlement was reached via mediation in December 2006, shortly before the scheduled trial commencement. However, as of December 31, 2007, we are still not able to grind our own bauxite for either plant nor are we able to grind any clay at our Freeport plant. As noted above, we are incurring significant additional raw material costs because of this. Fortunately, we did complete the re-installation of our bauxite grinding operation in March 2008. However, until we rebuild the remainder of our damaged grinding department at the Freeport plant, we will incur additional costs in this area.
     We are planning on improving the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site. This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. We have contracted with a commercial realtor to sell the Kittanning Brick facility. This project was expected to have been completed by the middle of the year 2006; however, progress on this major project slowed dramatically pending the outcome of our fire insurance claim. Now that this insurance claim has been settled, we are moving forward with our plans to consolidate these operations. We are aware that we need to finalize this plant consolidation as quickly as possible in order to improve efficiency. We have prioritized our plans to complete the plant consolidation project before rebuilding the remainder of the grinding department. As of December 31, 2007, we have expended approximately $1,400,000 in construction and equipment related to plant consolidation costs. It is expected that the plant consolidation will be completed in Summer 2008.
     On March 27, 2006, our subsidiary, Refractory & Industrial Supply Group Inc. changed its name to Fuzion Technologies, Inc. This name more appropriately describes our vision and what we are becoming, namely a supplier of a full line of quality refractory and industrial products and complementary industrial services.
     As discussed earlier, bauxite is an important and expensive raw material used in manufacturing some of our products. However, there is no domestic supply of refractory grade bauxite and all of it must be imported from one foreign country. Unfortuately, the cost of this important raw material is rising at an alarming rate. The most recent price quote that we were provided in March 2008 represented a price increase of well over 100% as compared to our most recent purchase in August 2007. All of our competitors are facing this same cost increase issue. Although we have increased our prices in 2008 to offset these cost increases, the problem is compounded by the pressure placed on our cash management in having to purchase raw materials well in advance of the time that we are able to turn this raw material into a manufactured product, sell the product, and collect our payments from our customers. We are currently researching alternative product mixes to counter this problem.
Item 7. FINANCIAL STATEMENTS.
     The report of our independent auditor and our financial statements are included in pages F-1 through F-15.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There have been no changes in or disagreements with accountants in our last two fiscal years.

Item 8A. CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
     We have evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2007, (the end of the period covered by this Annual Report on Form 10-KSB) as a result of two material weaknesses, which are described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13A-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:
     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;
     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management, and
     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the reporting entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
     Based on its evaluation of our disclosure controls and procedures, our management has concluded that during the period covered by this report, such disclosure controls and procedures were not effective and there are two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     The first material weakness relates to our policy of verifying the physical quantity of raw materials inventory only on an annual basis. In 2007, we consumed approximately $1,700,000 worth of raw materials in our manufacturing operations, which represented approximately 15% of our gross sales. By not verifying the physical quantity on hand on a more regular basis, we potentially could materially under-report or over-report the raw materials expense in our cost of goods sold. In order to mitigate this material weakness, we intend to complete a physical review of our on-hand raw materials inventory on a quarterly basis in the future. (We also want to note here that finished goods and work-in-process inventories have been and still are verified on a monthly basis and are not exposed to this material weakness). Additionally, when we did compare the physical raw materials inventory quantities to our perpetual inventory records at December 31, 2007, a significant error was discovered. One of the factors contributing to this error is the size of our administrative staff which limits the ability to implement a more formal and routine review of various accounting functions. In the future, we intend to hire more administrative personnel, as finances allow.
     The second material weakness relates to the segregation on duties in the area of preparing checks. The size of our administrative staff limits the extent to which we can maximize separation of duties. One of our administrative staff employees is involved in issuing purchase orders and also records invoices, prepares checks, and prints checks with the computer-generated authorized signatures. While the check signing software is password-protected, this employee has access to this password, thereby providing the opportunity to print signed checks without proper authorization. In addition, we require two authorizing signatures on each check but only one password is necessary to print both signatures on the checks. While other separate controls are in place to review all of our cash activity on a regular basis, this material weakness in adequate controls exposes all of our cash assets to this deficiency. In order to mitigate this material weakness, we intend to implement the use of new passwords for each authorized check signer, both of which will separately be required to authorize the signing of checks.
     The presence of these material weaknesses does not mean that a material misstatement has occurred in our financial statements, but only that our present controls might not be adequate to detect or prevent a material misstatement in a timely manner.
     This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
     During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
     None.

PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     The following table sets forth certain information about our executive officers and directors:

Name	Age	Position
B. Grant Hunter	44	President, Chief Executive Officer, and Director
J. Terry Medovitch	56	Chief Financial Officer
Michael J. Livingston	58	Vice President of Operations
John F. Curry	49	Secretary/Treasurer and Director
Ed H. Gatlin	67	Director
Jerry W. Hunter	70	Director
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
     Michael J. Livingston has been Vice President of Operations since February 1, 2005. Mr. Livingston previously served as President of Kittanning Brick Company since 1989 and President of Freeport Brick Company since 2001. Both of these companies were part of the Freeport entities acquired in January 2005.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of written representations from such officers, directors and shareholders with respect to the period from January 1, 2007 through December 31, 2007, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.
Code of Ethics
     We have not yet adopted a code of ethics and we do not expect to adopt one until we have attained a much larger size. With so few employees, officers, and directors, we do not feel that developing and adopting a code of ethics would impact or change our operations or our employees, directors or officers. As a result, developing and adopting a code of ethics would create an unnecessary expense.
Item 10. EXECUTIVE COMPENSATION.
Summary Compensation Table

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Name and Principal		($)	($)	($)(1)	($)	($)	($)	($)(2)	Total ($)
Position	Year	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
B. Grant Hunter	2007	$116,218	$0	$0	$0	$0	$0	$3,213	$119,431
President and Chief Executive Officer	2006	70,000	0	0	0	0	0	2,038	72,038

J. Terry Medovitch	2007	$121,215	$0	$0	$0	$0	$0	$16,520	$137,735
Chief Financial Officer	2006	117,905	0	1,600	0	0	0	15,731	135,236

Michael J. Livingston	2007	$95,990	$0	$0	$0	$0	$0	$14,020	$110,010
Vice President of Operations	2006	92,140	0	0	0	0	0	12,804	104,944

1.	Represents the proportionate amount of the total value of restricted stock and/or restricted stock unit awards to named executive officers recognized as an expense during 2006 for financial accounting purposes under SFAS 123R.

2.	The amount shown in column (i) reflects for each named executive officer the cost of company contributions to a defined contribution benefit plan, health insurance, group term life insurance, short term disability insurance and long term disability insurance. The amount attributable to each such perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such named executive officer.
Employment Agreements with Executive Officers
     We have entered into an employment agreement with Mr. Medovitch at an initial annual salary of $117,600. Mr. Medovitch’s employment agreement contains non-competition and non-disclosure covenants, which may be terminated by either party upon 30 days written notice. Mr. Medovitch is also entitled to benefits generally available to all employees.
Compensation of Directors
     Our directors serve without compensation and there are no standard or other arrangements for their compensation.
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
     Employee Benefit Plan. During 2005, a subsidiary of ours, adopted a defined contribution plan for employees. The plan provides for discretionary profit sharing contribution and matching contributions determined annually by us. Our’s profit sharing contribution for 2007 and 2006 was equal to 2% of an eligible employee’s compensation and the matching contribution was equal to 100% of an eligible employee’s contribution up to 2% of the employees compensation.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth the number and the percentage of shares of our outstanding common stock that were beneficially owned by our Chief Executive Officer, our directors and named executive officers and directors as a group, and all persons known to us to be a “beneficial owner,” as such term is defined by the rules of the Securities and Exchange Commission, of more than 5% of the outstanding shares of our common stock as of December 31, 2007.

	Number of Shares of Common Stock	Percent
Name and Address(1)	Beneficially Owned as of December 31, 2007	of Class
B. Grant Hunter(2)	10,785,539	39%
John F. Curry	3,697,197	19%
Ed Gatlin	131,452	*
Jerry W. Hunter(2)	4,136,654	4%
J. Terry Medovitch	18,715	*
Michael J. Livingston	500	*

Named executive officers and directors as a group (6 individuals)	15,400,214	63%

(1)	The address is 4126 Delp Street, Memphis, TN, 38118.

(2)	Includes 3,369,843 shares owned by Lynn Whitsett Corporation with those shares owned by Messrs. Grant Hunter and Jerry Hunter.

*	Less than 1% of the outstanding shares of our common stock.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to securities. The number of shares of common stock outstanding used in calculating the percentage for each listed individual includes 18,974,238 shares of common stock outstanding as of December 31, 2007. There are no shares of our common stock underlying options or warrants that are currently exercisable or that are exercisable within 60 days of December 31, 2007. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each shareholder identified in the table possesses sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by such shareholder.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     During the years ended December 31, 2007 and December 31, 2006, Lynn Whitsett Corporation (“Lynn Whitsett”), a corporation majority owned by Mr. Jerry Hunter, one of our directors, purchased $193,579 and $46,776 respectively, in refractory materials from us. Additionally, during 2007 and 2006 RefrAmerica, Inc., a corporation whose President was one of our directors, D. Michael Hartley, purchased $656,974 and $940,060, respectively, in refactory materials from us.
     There is an outstanding promissory note to Mr. Jerry Hunter, one of our stockholders and director, for $592,000. Additionally, in connection with the Freeport Acquisition, Lynn Whitsett loaned us $250,000 and Industry Services, Inc. (“Industry Services”) loaned us $750,000. The stockholders of Industry Services are Mr. B. Grant Hunter, our President, Chief Executive Oficer, and director, Margaret Ann Hunter, the wife of Mr. Grant Hunter, Burleigh Hunter, the brother of Mr. Jerry Hunter, and Shawn Hunter, the brother of Mr. Grant Hunter and the son of Mr. Jerry Hunter.
     Each of these promissory notes to Mr. Hunter, Lynn Whitsett and Industry Services bears interest at an annual rate of 7.37%. We began paying interest on a quarterly basis on June 1, 2005 and payments continue on a quarterly basis until May 31, 2010. However, the most recent scheduled interest payments have not been made to two of the note holders and we have accrued interest to the related companies of approximately $130,000 and $120,000 as of December 31, 2007 and 2006, respectively. Commencing June 1, 2010, we will make principal and interest payments on a quarterly basis in the amount of $61,196. All of the notes mature on March 1, 2019 with any remaining principal and interest due in full on this date. We also lease our principal place of business from Lynn Whitsett. In addition to the outstanding promissory note, Lynn Whitset advanced us $125,000 during the third quarter of 2006. This loan was paid in full during the fourth quarter of 2006. In 2007, Lynn Whitsett advanced funds on our behalf in the amount of $55,500 in conjunction with our plant consolidation construction project in Freeport PA. These funds were repaid to Lynn Whitsett in 2007. Additionally, during 2007, Lynn Whitsett advanced $138,963 in costs for services related to our plant consolidation project. This amount is outstanding as of December 31, 2007.
Director Independence
     Under the New York Stock Exchange Standards for independence, one of our directors, Ed Gatlin, is independent. Messrs. Curry, Hunter, and Hunter are not independent under the New York Stock Exchange Standards for independence.
Item 13. EXHIBITS.
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description
2.1*	Agreement and Plan of Reorganization, dated as of July 1, 2002, by and between VOIP TELECOM, INC. and the persons listed in Exhibit A hereof, being the owners of record of all of the issued and outstanding stock of GLOBAL HOLDINGS, INC.

3.1**	Certificate of Amendment to the Articles of Incorporation filed October 15, 1999

3.2**	By-Laws

10.1***	Asset Purchase Agreement, dated as of January 31, 2005, by and among Freeport Brick Company, Inc., Kittanning Brick Company, Free-Madie Company, Freeport Refractories, Inc. and Freeport Area Enterprises, Inc., on one hand, and Refractory & Industrial Supply Group, Inc. and Diversified Thermal Solutions, Inc., on the other hand.

21#	Subsidiaries of the Registrant

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with Company’s Form 8-K/A with the Securities and Exchange Commission on October 16, 2002.

**	Filed with the Company’s Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on November 19, 1999.

***	Filed with the Company’s Form 8-K with the Securities and Exchange Commission on February 24, 2005.

#	Filed herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The Board of Directors has appointed Coulter & Justus, P.C. as our independent auditors to audit our financial statements and to perform other accounting services, if appropriate, for the year ending December 31, 2007.
     Fees paid to Coulter & Justus for services provided during the years ended December 31, 2007 and 2006, are presented below. “Audit Fees” include fees associated with the annual audits and our quarterly reviews. “Audit-Related Fees” include fees associated with assurance and related services related to the performance of the audit. “Tax Fees” include fees associated with tax compliance, tax advice, and tax planning.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2007	$93,129	$0	$11,557	$0
2006	$92,213	$0	$8,176	$0

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.

Date: April 23, 2008	By:	/s/ B. Grant Hunter
B. Grant Hunter
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John F. Curry John F. Curry	Secretary/Treasurer and Director	April 23, 2008
/s/ J. Terry Medovitch J. Terry Medovitch	Chief Financial Officer	April 23, 2008
/s/ Ed H. Gatlin Ed H. Gatlin	Director	April 23, 2008
/s/ B. Grant Hunter B. Grant Hunter	Chief Executive Officer and Director	April 23, 2008
/s/ Jerry W. Hunter Jerry W. Hunter	Director	April 23, 2008

EXHIBIT INDEX

21#	Subsidiaries of the Registrant

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.

Consolidated Financial Statements
Diversified Thermal Solutions, Inc.
Years ended December 31, 2007 and 2006
with Report of Independent Registered
Public Accounting Firm

Diversified Thermal Solutions, Inc.
Consolidated Financial Statements
Years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Diversified Thermal Solutions, Inc.
We have audited the accompanying consolidated balance sheets of Diversified Thermal Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Thermal Solutions, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12, the Company’s continuing losses, among other things, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/Coulter & Justus, P. C.
Knoxville, Tennessee
April 18, 2008

Diversified Thermal Solutions, Inc.
Consolidated Balance Sheets

	December 31
	2007	2006

Assets
Current assets:
Cash	$1,445	$122,835
Accounts receivable:
Trade, net of reserve for doubtful accounts of $5,000 in 2006	865,056	1,008,082

Related party	84,980	121,983
Insurance claim	128,485	128,485

Total accounts receivable	1,078,521	1,258,550
Inventories, net	3,472,744	2,463,230
Prepaid expenses	59,544	69,197
Deferred income taxes	65,021	65,375

Total current assets	4,677,275	3,979,187

Property, plant and equipment:
Land	222,303	217,950
Buildings and improvements	821,248	821,248
Machinery and equipment	1,047,685	937,353

	2,091,236	1,976,551
Less accumulated depreciation	535,383	325,500

	1,555,853	1,651,051
Construction in progress	1,415,608	117,193

Net property, plant, and equipment	2,971,461	1,768,244

Total assets	$7,648,736	$5,747,431

Diversified Thermal Solutions, Inc.
Consolidated Balance Sheets (continued)

	December 31
	2007	2006

Liabilities and shareholders’ equity
Current liabilities:
Checks outstanding in excess of bank balance	$25,829	$—
Line of credit	2,136,811	856,389
Accounts payable and accrued expenses:
Trade and other	1,651,800	932,943
Related parties	268,546	120,000

Total accounts payable and accrued expenses	1,920,346	1,052,943
State income taxes payable	—	53,094
Deferred revenue	288,984	—
Current portion of long-term debt	735,747	1,004,132
Current portion of capital lease obligations	33,458	31,618

Total current liabilities	5,141,175	2,998,176

Advances from shareholders	34,899	34,899
Long-term debt, less current portion	8,829	12,220
Capital lease obligations, less current portion	21,926	55,383
Notes payable to related companies	1,000,000	1,000,000
Note payable to shareholder	592,000	600,000
Deferred income taxes	262,110	403,129

Total liabilities	7,060,939	5,103,807

Shareholders’ equity:
Common stock, par value $0.0001:
Authorized—100,000,000 shares
Issued and outstanding—18,974,238 shares in 2007 and 18,834,238 shares in 2006	1,898	1,884
Additional paid-in capital	11,260,904	11,234,318
Accumulated deficit	(10,675,005)	(10,592,578)

Net shareholders’ equity	587,797	643,624

Total liabilities and shareholders’ equity	$7,648,736	$5,747,431

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Operations

	Year ended December 31
	2007	2006

Revenues:
Unrelated companies	$10,561,726	$9,322,120
Related companies	850,553	986,836

Total revenues	11,412,279	10,308,956
Costs of goods sold	9,679,126	9,018,906

Gross profit	1,733,153	1,290,050

Operating expenses:
Professional and consulting services	167,412	182,172
Selling	542,166	371,644
General and administrative	932,515	925,537

Total operating expenses	1,642,093	1,479,353

Operating income (loss)	91,060	(189,303)

Other income (expenses):
Fire related items:
Lawsuit settlement	—	2,800,000
Insurance proceeds	—	561,063
Excess costs due to fire	—	(1,020,350)

Net fire related items	—	2,340,713
Miscellaneous income	29,736	16,154
Interest expense (including approximately $118,000 in 2007 and 2006 to related parties)	(359,837)	(449,080)

Net other (expense) income	(330,101)	1,907,787

(Loss) income before income taxes	(239,041)	1,718,484

Income tax benefit (expense):
Current	15,949	(53,094)
Deferred	140,665	(337,754)

Total income tax benefit (expense)	156,614	(390,848)

Net (loss) income	$(82,427)	$1,327,636

Basic (loss) earnings per share	$—	$0.07

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

	Number of				Net
	Shares		Additional		Shareholders’
	Issued and	Common	Paid-in	Accumulated	Equity
	Outstanding	Stock	Capital	Deficit	(Deficit)

Balance at January 1, 2006	18,824,238	$1,883	$11,232,719	$(11,920,214)	$(685,612)
Stock issued for services	10,000	1	1,599	—	1,600
Net income for 2006	—	—	—	1,327,636	1,327,636

Balance at December 31, 2006	18,834,238	1,884	11,234,318	(10,592,578)	643,624
Stock issued for services	140,000	14	26,586	—	26,600
Net loss for 2007	—	—	—	(82,427)	(82,427)

Balance at December 31, 2007	18,974,238	$1,898	$11,260,904	$(10,675,005)	$587,797

See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31
	2007	2006

Operating activities
Net (loss) income	$(82,427)	$1,327,636
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	209,883	173,620
Loss on equipment due to fire	—	40,778
Stock issued for services	26,600	1,600
Deferred income taxes	(140,665)	337,754
Changes in operating assets and liabilities:
Accounts receivable	180,029	(192,771)
Inventories	(1,009,514)	933,360
Prepaid expenses	9,653	23,055
Accounts payable and accrued expenses	439,099	(247,865)
State income taxes payable	(53,094)	53,094

Deferred revenue	288,984	—

Net cash (used in) provided by operating activities	(131,452)	2,450,261

Investing activities
Purchases of property, plant, and equipment	(984,796)	(465,953)

Financing activities
Net borrowings (repayments) on line of credit	1,280,422	(1,379,384)

Change in checks outstanding in excess of bank balance	25,829	(3,450)
Payments to seller of business acquired	—	(150,000)
Proceeds from borrowings of long-term debt	20,000	—
Payments on advances from shareholders	—	(5,000)
Principal repayments on note payable to shareholder	(8,000)	—
Principal repayments on long-term debt	(291,776)	(293,759)
Principal repayments on capital lease obligations	(31,617)	(29,880)

Net cash provided by (used in) financing activities	994,858	(1,861,473)

Net (decrease) increase in cash	(121,390)	122,835

Cash at beginning of year	122,835	—

Cash at end of year	$1,445	$122,835

Diversified Thermal Solutions, Inc.
Consolidated Statements of Cash Flows (continued)
Supplemental disclosure of cash flow information

	Year ended December 31
	2007	2006

Cash paid for interest	$353,245	$384,186
Cash paid for income taxes	37,145	—
Supplemental disclosure of noncash activities

	Year ended December 31
	2007	2006

Common stock issued for services	$26,600	$1,600
Purchases of property, plant and equipment included in accounts payable at year end	428,304	—
See accompanying Notes to Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
1. Significant Accounting Policies
Principles of Consolidation and Description of Business
The accompanying consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, collectively referred to as the “Company”. All intercompany balances and transactions have been eliminated.
The Company’s operations consist primarily of manufacturing refractory products and tools and dies used in the refractory industry. Management anticipates continuing to grow the Company by acquiring other businesses related to the manufacturing and distribution of materials used in the refractory business.
Revenue Recognition
The Company recognizes revenues at the time of shipment. During 2007, two customers prepaid for certain inventory that was not scheduled to be shipped until 2008. These transactions were recorded as deferred revenue at December 31, 2007. Shipping and handling costs are classified as a component of costs of goods sold.
Business Concentrations and Credit Risks
One customer represented 11% of the Company’s 2007 and 2006 revenues.
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
Although no individual vendor represented a significant portion of the Company’s purchases, the Company’s manufacturing processes are dependent upon its ability to purchase significant amounts of natural gas. Also, bauxite, which is an important raw material to certain of the Company’s products, has limited suppliers.
The majority of the Company’s employees are covered under a collective bargaining agreement entered into on February 1, 2005 which expires on January 31, 2008.
Advertising Costs
Advertising costs are expensed as incurred and were not significant during 2007 and 2006.
Inventories
Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
1. Significant Accounting Policies (continued)
Property, Plant and Equipment
Property, plant and equipment are carried at cost. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	15-25 years
Machinery and equipment	3-20 years
Construction in progress at December 31, 2007 consists primarily of costs related to plant consolidation with estimated costs to complete of approximately $2,000,000.
Income Taxes
During June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed by FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. Management does not believe that the Company has any uncertain tax positions requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the Company’s consolidated financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision.
The Company files federal and state income tax returns. The Company’s major tax jurisdictions in which it files income tax returns include federal (United States of America) and the states of Pennsylvania and Tennessee. The tax years that remain subject to examination for the Company’s major tax jurisdictions at December 31, 2007 include 2004 through 2007.
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

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
1. Significant Accounting Policies (continued)
Reclassifications
Certain amounts in 2006 have been reclassified to conform with 2007 classifications.
2. Inventories
Inventories consist of the following as of December 31:

	2007	2006

Raw materials	$753,136	$466,353
Work-in-process	324,088	293,765
Finished goods	2,881,872	2,195,945
Less reserve for obsolete inventories	(486,352)	(492,833)

Net inventories	$3,472,744	$2,463,230

3. Notes Payable and Long-Term Debt
The Company has a revolving line of credit with a financial institution (the “Bank”) which allows the Company to borrow up to 70% of eligible accounts receivable and 40% of raw materials and finished goods inventories, up to a maximum of $2,500,000. As of December 31, 2007, the maximum amount available to borrow under the line of credit was approximately $41,000. Interest on the line of credit is based on the Bank’s base rate, as defined, plus 2% (9.25% at December 31, 2007). The line of credit requires monthly payments of all outstanding interest. Any outstanding principal and interest is due February 1, 2010. At March 17, 2008, the Company had increased its borrowing under this line of credit to $2,453,239.
The Company also has a term loan with the Bank which bears interest at an annual rate of 7.15% and matures on February 1, 2010. This loan requires monthly principal and interest payments of $29,878. As of December 31, 2007 and 2006, the balance of the Bank term loan was $714,287 and $984,892, respectively.
The Company has a promissory note payable to a shareholder with an outstanding balance of $592,000 and $600,000 on December 31, 2007 and 2006, respectively. Additionally, the Company has two promissory notes in the amounts of $250,000 and $750,000 with two related companies controlled by family members of a major shareholder and Company board member (the “related companies”). Each of these promissory notes bears interest at an annual rate of 7.37%. Interest only payments are scheduled on a quarterly basis through May 31, 2010. However, certain scheduled interest payments have not been made on two of the notes, and the Company has accrued interest to the related companies of approximately $130,000 and $120,000 as of December 31, 2007 and 2006, respectively. Beginning on June 1, 2010, the Company will make principal and interest payments on a quarterly basis in the combined amount of $61,196 for the shareholder and the related companies’ promissory notes. All of these promissory notes mature on

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
3. Notes Payable and Long-Term Debt (continued)
March 1, 2019, with any remaining principal and interest due in full on this date. Interest expense to the shareholder and related companies totaled approximately $118,000 in both 2007 and 2006.
The Company also has certain other notes payables secured by a vehicle and certain equipment. As of December 31, 2007 and 2006, the balance of these other notes payable was $30,289 and $31,460, respectively.
The Bank loans discussed above are collateralized by substantially all assets of Company and the related companies, along with an assignment of a life insurance policy on a Company shareholder. Both the line of credit and the term loan agreements with the Bank include certain financial covenants and restrictions, including restrictions on dividends. As of December 31, 2007, the Company was not in compliance with certain of these covenants and accordingly, the balances outstanding on both the line of credit and term loan have been classified as current. All other debt of the Company is subordinate to that of the Bank, and prepayment of such subordinate debt is restricted as defined in the loan agreements.
Also, the Company has agreed to guarantee the indebtedness which the related companies have with the Bank. Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest to the Bank on their behalf. In addition, if the related companies default on their loans from the Bank, the Company’s outstanding loans with the Bank will also be considered in default. At December 31, 2007, the debt guaranteed for the related companies was $1,979,582 under term loans and up to $5,500,000 under revolving lines of credit. These term loans and revolving lines of credit expire between February 2009 and October 2010. These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.
Scheduled future principal payments of the Company’s long-term debt, including long-term related party notes payable, are as follows at December 31, 2007:

2008	$340,222
2009	350,095
2010	151,170
2011	137,755
2012	148,222
Thereafter	1,209,112

$2,336,576

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
4. Leases
The Company leases certain equipment under agreements classified as capital leases. Property, plant, and equipment includes the following amounts related to these agreements as of December 31, 2007:

Equipment	$60,199
Less accumulated depreciation	23,730

Net assets under capital lease	$36,469

Amortization of assets under capital leases is included with depreciation expense in the accompanying consolidated financial statements. Future minimum lease payments, by year and in the aggregate, consist of the following as of December 31, 2007:

2008	$35,723
2009	18,258
2010	4,337

Total minimum lease payments	58,318
Less amounts representing interest	2,934

Present value of minimum lease payments (including
$33,458 classified as current)	$55,384

5. Company Equity Matters
During 2003, the Company’s shareholders approved the 2003 Diversified Thermal Solutions, Inc. Equity Incentive Plan (the “Plan”) in an effort to promote the interests of the Company and its shareholders. Under the terms of the Plan, current and prospective officers and employees, and directors of and consultants to the Company or its subsidiaries or affiliates are eligible to be granted awards. The Company is authorized to grant shares of common stock, stock options, including both incentive stock options and non-qualified stock options and is also authorized to grant stock appreciation rights, either with or without a related option. The Company set aside 1,500,000 shares of common stock for issuance under the Plan. As of December 31, 2007, no stock options or stock appreciation rights have been issued under the Plan. As of December 31, 2007, the Company has issued 435,000 shares under the Plan and has 1,065,000 shares of common stock authorized for future issuance under the Plan.
During 2006, the Company issued 10,000 shares of common stock valued at $1,600 to an employee for services under the Plan. During 2007, the Company also issued 140,000 shares of common stock under the Plan valued at $26,600 to a consultant for services. These amounts have been recorded as expenses in the accompanying consolidated statement of operations.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
6. Fire Related Matters
During February 2006, a fire damaged a building and certain equipment of the Company. Additionally, the fire disrupted the Company’s operations for a period of time. As a result of the fire, the Company has incurred property and equipment losses and other indirect business interruption costs and loss of revenue related to the fire. The Company incurred $1,020,356 in fire loss expenses during 2006. The Company filed a lawsuit against their insurance agent based on these losses. The parties to the lawsuit reached a settlement of $2,800,000 during December 2006. The Company has also recorded $561,063 in insurance proceeds under it business interruption coverage, of which $128,485 is recorded as a receivable at December 31, 2007 and 2006.
7. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2007	2006

Deferred tax assets:
Net operating loss carryovers	$258,453	$53,628
Reserve for doubtful accounts	–	2,030
Capitalized inventory costs	36,109	43,426
Accrued expenses	53,081	34,869

Total deferred tax assets	347,643	133,953
Less valuation allowance for deferred tax assets	(62,482)	(53,628)

Net deferred tax assets	285,161	80,325

Deferred tax liabilities:
Tax over book depreciation	458,081	403,129
Prepaid expenses	24,169	14,950

Total deferred tax liabilities	482,250	418,079

Net deferred tax liabilities	(197,089)	(337,754)
Portion classified as current asset	65,021	65,375

Portion classified as long-term liability	$262,110	$(403,129)

For tax purposes, the Company has State of Tennessee net operating loss (“NOL”) carryovers totaling $961,263, which are available to offset future taxable income in Tennessee. These NOL carryovers expire at various dates between 2012 and 2022. As the Company’s primary operations are currently outside of the State of Tennessee, the Company has established a valuation allowance of $62,482 to fully offset the deferred tax asset relating to these NOL carryovers. The valuation allowance was increased in 2007 by $8,854 due to an increase in these Tennessee NOL carryovers. The Company utilized its federal NOL carryovers during 2007 resulting in a decrease in the valuation allowance of $327,931.

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
7. Income Taxes (continued)
Significant components of the provision for income taxes benefit (expense) are as follows:

	2007	2006

Current:
Federal	$—	$—
State	15,949	(53,094)

Total current	15,949	(53,094)
Deferred:
Federal	117,827	(282,918)
State	22,838	(54,836)

Total deferred	140,665	(337,754)

Total income tax benefit (expense)	$156,614	$(390,848)

The reconciliation of income tax benefit attributable to continuing operations computed at the U.S federal statutory tax rates to the income tax benefit recorded is as follows for the years ended December 31:

	2007	2006

Income tax benefit at U.S. statutory rates of 34%	$81,274	$(584,285)
Impact of state income taxes	38,787	(107,930)
Change in valuation allowance	8,854	327,931
Other	27,699	(26,564)

Total income tax benefit (expense)	$156,614	$(390,848)

8. Earnings Per Share Data
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
The following table sets forth the computation of basic earnings and loss per share for the years ended December 31:

	2007	2006

Average shares outstanding	18,933,405	18,833,831

Net (loss) earnings per share	$—	$0.07

Diversified Thermal Solutions, Inc.
Notes to Consolidated Financial Statements (continued)
9. Other Related Party Transactions
The Company previously received advances totaling $34,899 from a shareholder and from a family member of a major shareholder in order to meet its obligations. These advances are noninterest bearing. As these advances are subordinate to the Bank notes discussed in Note 3, the amounts have been classified as long-term in the accompanying consolidated balance sheet.
During 2006, the President of a customer of the Company joined the Company’s Board of Directors. Revenues from this customer totaled approximately $657,000 during 2007 and $940,000 during 2006. During December 2007, this individual resigned from the Company’s Board of Directors. Accounts receivable from this customer totaled $84,980 and $121,983 at December 31, 2007 and 2006, respectively.
The Company also had sales to one of the related companies of approximately $194,000 during 2007 and $47,000 during 2006. This same related company provided construction services of approximately $139,000 during 2007 which remains unpaid at December 31, 2007. Additionally, this related company advanced the Company approximately $360,000 subsequent to year-end.
10. Employee Benefit Plan
A subsidiary of the Company has a defined contribution plan (the “Plan”) for employees who are at least 21 years of age and have worked at least one month. The Plan provides for discretionary profit-sharing and matching contributions determined annually by the Company. The Company made profit-sharing and matching contributions of $96,182 in 2007 and $75,223 in 2006.
11. Fair Value of Financial Instruments
For the purposes of this disclosure, the fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is estimated to be the same as the recorded book value. These instruments include the consolidated balance sheet lines captioned cash, accounts receivable, checks outstanding in excess of bank balance, accounts payable and accrued expenses, and deferred revenue. The fair value of the Company’s line of credit also approximates its carrying amount due to its variable interest rate.
The fair value of the Company’s long-term debt, capital leases and advances from shareholders are estimated to be approximately $2,209,000 (carrying amount of $2,426,859) at December 31, 2007, using discounted cash flow analysis and based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.
12. Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Without regard to the fire related matters discussed in Note 6, the Company’s historic losses, cash requirements and noncompliance with certain debt covenants, among other things, indicate the Company may not be able to continue as a going concern for a reasonable period of time. Management recognizes the Company must continue to maintain profitable operations and must improve existing cash flows in order to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.