Form 10-Q
period 2008-03-31
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2008-05-20
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

Commission File Number:  000-28047

DIVERSIFIED THERMAL SOLUTIONS, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	94-3342064
--------------------------------------	--------------------------------------
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

4126 Delp Street, Suite 200, Memphis, TN  38118

(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (901) 365-7650

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☑ No

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 20, 2008:

Title	Outstanding
Common Stock, $0.0001 par value	18,974,238

F-1

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

Index to Financial Statements

Condensed Consolidated Balance Sheets... F-2
Condensed Consolidated Statements of Operations... F-4
Condensed Consolidated Statements of Cash Flows... F-5
Notes to Condensed Consolidated Financial Statements... F-6

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	March 31 2008	December 31 2007
	(Unaudited)
Assets
Current assets:
Cash	$9,373	$1,445
Accounts receivable:
Trade	1,132,244	865,056
Related companies	100,568	84,980
Insurance claim	128,485	128,485
Total accounts receivable	1,361,297	1,078,521
Inventories, net	3,190,777	3,472,744
Prepaid expenses	100,979	59,544
Deferred income taxes	61,248	65,021
Total current assets	4,723,674	4,677,275

Property, plant and equipment:
Land	222,303	222,303
Buildings	821,248	821,248
Machinery and equipment	1,307,120	1,047,685
	2,350,671	2,091,236
Less accumulated depreciation	589,633	535,383
	1,761,038	1,555,853
Construction in progress	2,143,338	1,415,608
Net property, plant, and equipment	3,904,376	2,971,461

Total assets	$8,628,050	$7,648,736

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets (continued)

	March 31 2008	December 31 2007
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Checks outstanding in excess of bank balance	$–	$25,829
Line of credit	2,453,728	2,136,811
Accounts payable and accrued expenses:
Trade and other	2,411,681	1,651,800
Related parties	287,965	268,546
Total accounts payable and accrued expenses	2,699,646	1,920,346
Deferred revenues	–	288,984
Current portion of long-term debt	654,342	735,747
Current portion of capital lease obligations	37,596	33,458
Total current liabilities	5,845,312	5,141,175

Advances from shareholders	34,899	34,899
Advances from related company	361,432	–
Deferred income taxes	222,084	262,110
Long-term debt, less current portion	6,259	8,829
Capital lease obligations, less current portion	26,865	21,926
Notes payable to related companies	1,000,000	1,000,000
Note payable to shareholder	592,000	592,000
Total liabilities	8,088,851	7,060,939

Shareholders’ equity:
Common stock, par value $0.0001: Authorized--100,000,000 shares Issued and outstanding--18,974,238 shares in 2008 and 2007	1,898	1,898
Additional paid-in capital	11,260,904	11,260,904
Accumulated deficit	(10,723,603)	(10,675,005)
Net shareholders’ equity	539,199	587,797
Total liabilities and shareholders’ equity	$8,628,050	$7,648,736

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31
	2008	2007

Revenues:
Trade	$3,151,173	$2,256,486
Related companies	93,443	389,589
Total revenues	3,244,616	2,646,075
Costs of goods sold	2,816,469	2,481,758
Gross profit	428,147	164,317

Operating expenses:
Professional and consulting services	81,424	24,900
Marketing and advertising	105,429	96,519
Office and administrative	247,945	223,109
Total operating expenses	434,798	344,528

Operating loss	(6,651)	(180,211)

Other income (expenses):
Miscellaneous income	2,430	1,683
Interest expense	(80,630)	(75,502)
Net other expenses	(78,200)	(73,819)

Net loss before income taxes	(84,851)	(254,030)

Deferred income tax benefit	36,253	103,111

Net loss	$(48,598)	$(150,919)

Net loss per share	$–	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31
	2008	2007

Operating activities
Net loss	$(48,598)	$(150,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	54,250	50,676
Deferred income tax benefit	(36,253)	(103,111)
Changes in operating assets and liabilities:
Accounts receivables	(282,776)	(87,919)
Inventories	281,967	99,203
Prepaid expenses	(41,435)	(352,202)
Accounts payable and accrued expenses	779,300	(155,005)
Deferred revenues	(288,984)	–
Net cash provided by (used in) operating activities	417,471	(699,277)

Investing activities
Purchases of property, plant, and equipment	(968,910)	(27,594)

Financing activities
(Decrease) increase in checks outstanding in excess of bank balance	(25,829)	23,632
Net borrowings on line of credit	316,917	659,731
Advances from related company	361,432	–
Principal repayments on long-term debt	(83,975)	(52,595)
Principal repayments on capital lease obligations	(9,178)	(8,134)
Payments on amount due to related company	–	(2,000)
Net cash provided by financing activities	559,367	620,634

Net increase (decrease) in cash	7,928	(106,237)

Cash at beginning of period	1,445	122,835
Cash at end of period	$9,373	$16,598

Supplemental Schedule of Noncash Activities

During January 2008, the Company entered into a capital lease obligation for certain equipment with a cost of $18,255.

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2008

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Fuzion Technologies, Inc.  All intercompany balances and transactions have been eliminated.

The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United Sates of America for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

2.  Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008, for all financial assets and liabilities, but the implementation did not have a significant impact on the Company’s financial position or results of operations.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact its consolidated financial statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Recent Accounting Pronouncements (continued)

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

3.  Contingencies

The Company has agreed to guarantee certain indebtedness of two related companies.  Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf.  In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution will be considered in default.  At March 31, 2008, the debt guaranteed for the related companies was $1,907,934 under term loans and up to $5,500,000 under revolving lines of credit.  These term loans and revolving lines of credit expire between February 2009 and October 2010.  These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

4.  Debt Covenants

As of December 31, 2007 and March 31, 2008, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution, and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.

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

The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended March 31
	2008	2007

Average shares outstanding	18,974,238	18,834,238

Net loss per share	$–	$(0.01)

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

6.  Advances from Related Company

During the three-month period ended March 31, 2008, the Company received advances from a related company of $361,432 with no repayment terms.  During May 2008, the Company received additional advances of $147,000 from the same related company.

7.  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s recent losses and cash requirements, among other things, may indicate the Company will be unable to continue as a going concern for a reasonable period of time.  Management recognizes the Company must achieve profitably in order to continue as a going concern.  The Company anticipates that future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution regarding Forward-Looking Statements

            The following information contains certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “shall,” “will,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the SEC.

INTRODUCTION

Our primary business purpose is to acquire businesses related to the manufacturing and distribution of refractory materials used in industry.  DT Solutions, Inc., one of our subsidiaries, currently has no operations.

All of our current operations are presently conducted through our other subsidiary, Fuzion Technologies, Inc. This subsidiary is engaged in the business of manufacturing refractory products, and dies used in the refractory industry and precision machining. The subsidiary operates the Freeport Brick Division, Kittanning Brick Division, and Armstrong Precision Manufacturing Division in Pennsylvania and operates the Memphis Division in Tennessee, which is on a much smaller scale.

The Company earns revenue and generates cash principally through the sale of products manufactured by its Fuzion Technologies Inc. subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, petroleum, paper & pulp, foundry, and other non-ferrous industries.

BALANCE SHEETS

There have been several significant changes in our assets since December 31, 2007. Accounts receivable at March 31, 2008 have increased approximately $283,000 as compared to December 31, 2007, mainly due to increased sales in the last month of the reporting period.  Inventories decreased approximately $282,000 at March 31, 2008 as compared to December 31, 2007. This was the result of a slow-down in production at the Freeport plant in January 2008, as the inventory of finished goods at Freeport at the beginning of the year was sufficient enough to allow us to reduce gas consumption by shutting off the Freeport tunnel kiln for several weeks. In addition, we purchased only minimal amounts of raw materials during the quarter, thereby reducing the amount of raw materials inventory from what was on hand at December 31, 2007.  Net property, plant, and equipment has increased approximately $933,000 since December 31, 2007 primarily due to expenditures for equipment and construction related to the plant consolidation, which will be discussed later.

Accounts payable and accrued expenses have increased $779,300 since December 31, 2007, mainly due to amounts owed on construction costs related to the plant consolidation as well as approximately $415,000 owed for natural gas used in production in the month of March 2008.  Also, we borrowed an additional $361,432 from a related company and drew an additional $316,917 on our line of credit to fund the plant consolidation projects.

Our shareholders’ equity at March 31, 2008 has decreased since December 31, 2007, as a result of the net loss for the quarter.

RESULTS OF OPERATIONS

Revenues – Our revenues for the period ended March 31, 2008 are $3,244,616, which is an increase of $598,541 from the period ended March 31, 2007.  This is primarily due to several significant orders for Duro brick during the quarter which accounted for most of the sales increase.  Two of our product lines for clay brick showed a combined increase in sales of approximately $332,000 while our sales of runner brick decreased approximately $207,000 for the period ended March 31, 2008 as compared to the period ended March 31, 2007. Sales of our other product lines were relatively consistent. We expect that this level of Duro sales will decrease throughout the remainder of the year due to the singular nature of several of the large orders in the period ended March 31, 2008. However, we also project an increase in runner brick sales.  Also, the increase in revenues is due to selective price increases throughout 2007 and first quarter of 2008.

Expenses – Our cost of goods sold for the period ended March 31, 2008 are $2,816,469, which is an increase of  approximately $335,000 from the period ended March 31, 2007, due somewhat to the increase in costs directly related to the increase in sales. However, our gross profit percentage for the period ended March 31, 2008 was 13.2%, which compares favorably to 6.2% for the same period last year. One of the factors contributing to this increase related to improved sales in some of our better performing product lines along with our price increases. Other factors that had a significant impact on gross profit relate to energy and raw material costs. Because of increases in the cost of natural gas over the past several years, it has become our single largest cost of operations.  That trend has continued into our first quarter 2008 operations as our gas rate in 2008 is higher than it was in 2007. Natural gas expense represented 28.8% of our gross sales for the period ended March 31, 2008 as compared to 26.6% for the period ended March 31, 2007.  We are planning a major improvement in the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site.  This will involve moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, a fire that occurred at the Freeport plant on February 2, 2006, has caused a significant delay in this plant consolidation process and has therefore caused a corresponding delay in realizing the financial benefits of this consolidation project.  Also as a result of the fire at the Freeport plant, we were unable to grind bauxite (which is an important and expensive raw material used in our manufacturing of high alumina products) at our own facilities from February 2006 through March 2008, until we completed the re-installation of our bauxite grinding equipment.  This enabled us to grind some of the lower cost raw bauxite that we had on site with our own equipment during the quarter ended March 31, 2008, thereby generating some cost savings.  Prior to the re-installation of this equipment, we were buying already-ground bauxite from a third party on an “as-needed basis” as well as out-sourcing the grinding of our own raw bauxite inventory. In addition, all of the clay used in production at the Freeport plant is being ground at the Kittanning plant and subsequently transported to the Freeport facility.  This too is a direct result of the fire. These extra handling and transportation costs have also had an impact on our raw material costs.

Operating expenses for the period ended March 31, 2008 are approximately $90,000 higher than the period ended March 31, 2007, primarily due to a significant increase in costs for professional services.

All of the above resulted in an operating loss of $6,651 for the period ended March 31, 2008 as compared to an operating loss of $180,211 for the period ended March 31, 2007. This represents an improvement of $173,560.

For the period ended March 31, 2008, other income and interest expense were generally consistent compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 and March 31, 2008, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.  We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.

OTHER SIGNIFICANT EVENTS

On February 2, 2006, a fire significantly damaged the Grinding Department building and equipment at the Freeport Brick plant.  This Grinding Department equipment was used to grind 100% of the clay used in production at the Freeport plant as well as 100% of the bauxite used in production at both the Freeport and Kittanning plants.  We had property insurance on the damaged facility but a legal issue developed over differences in the form of coverage purchased versus the form of coverage in the issued policy. In June 2006,  we filed a lawsuit against our insurance agency based on this issue.  After a long series of pre-trial legal proceedings, a settlement was reached via mediation in December 2006, shortly before the scheduled trial commencement.  As of March 31, 2008, we are still not able to grind any clay at our Freeport plant. As noted above, we are incurring significant additional raw material costs because of this. Until we rebuild the remainder of our damaged grinding department, additional costs will be incurred in this area.

We are planning on improving the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site.  This involves moving production operations from the Kittanning Brick facility to the Freeport Brick facility. We have contracted with a commercial realtor to sell the Kittanning Brick facility.  This project was expected to have been completed by the middle of the year 2007; however, progress on this major project slowed dramatically pending the outcome of our fire insurance claim.  Now that this insurance claim has been settled, we are moving forward with our plans to consolidate these operations.  We are aware that we need to finalize this plant consolidation as quickly as possible in order to improve efficiency.  We have prioritized our plans to complete the plant consolidation project before rebuilding the grinding department.  As of March 31, 2008, we have expended approximately $2,100,000 in construction and equipment related to plant consolidation costs. It is expected that plant consolidation will be completed in Summer 2008.

As discussed earlier, bauxite is an important and expensive raw material used in manufacturing some of our products. However, there is no domestic supply of refractory grade bauxite and all of it must be imported from China.  Unfortunately, the cost of this important raw material is rising at an alarming rate. The most recent price quote that we were provided in 2008 represented a price increase of well over 200% as compared to our most recent purchase in August 2007.  All of our competitors are facing this same cost increase issue. Although we have increased our prices in 2008 to offset these cost increases, the problem is compounded by the pressure placed on our cash management in having to purchase raw materials well in advance of the time that we are able to turn this raw material into a manufactured product, sell the product, and collect our payments from our customers.  We are currently researching alternative product mixes to counter this problem.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

We have evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of March 31, 2008, (the end of the period covered by this Quarterly Report on Form 10-Q) as a result of two material weaknesses relating to (i) our policy of verifying the physical quantity of raw materials inventory only on an annual basis, and (ii) the segregation on duties in the area of preparing checks.  Both of these material weaknesses are further described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFOMRATION

ITEM 1.      LEGAL PROCEEDINGS.

There are no material changes to the Legal Proceedings described under the title “Legal Proceedings” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 1A.   RISK FACTORS.

Not Applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

b
None.

ITEM 3.      DEFAULT UPON SENIOR SECURITES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

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

DIVERSIFIED THERMAL SOLUTIONS,INC.

Date:                      May 20, 2008                                                                                  By:  /s/ B. Grant Hunter
B. Grant Hunter
Chief Executive Officer and Director

Date:                      May 20, 2008                                                                                  By:  /s/ J. Terry Medovitch
J. Terry Medovitch
Chief Financial Officer

EXHIBIT INDEX

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