Form 10-Q
period 2008-06-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2008-08-14
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2008:

Title                                                                            Outstanding
Common Stock, $0.0001 par value                      18,974,238

F-1

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

Index to Financial Statements

Condensed Consolidated Balance Sheets...F-2

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	June 30 2008	December 31 2007
	(Unaudited)
Assets
Current assets:
Cash	$3,712	$1,445
Accounts receivable:
Trade	1,246,522	865,056
Related companies	–	84,980
Insurance claim	–	128,485
Total accounts receivable	1,246,522	1,078,521
Inventories, net	2,531,205	3,472,744
Prepaid expenses	96,183	59,544
Deferred income taxes	60,320	65,021
Total current assets	3,937,942	4,677,275

Property, plant and equipment:
Land	222,303	222,303
Buildings	821,248	821,248
Machinery and equipment	1,323,621	1,047,685
	2,367,172	2,091,236
Less accumulated depreciation	644,583	535,383
	1,722,589	1,555,853
Construction in progress	2,800,458	1,415,608
Net property, plant, and equipment	4,523,047	2,971,461

Total assets	$8,460,989	$7,648,736

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets (continued)

	June 30 2008	December 31 2007
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Checks outstanding in excess of bank balance	$3,720	$25,829
Line of credit	2,453,728	2,136,811
Accounts payable and accrued expenses:
Trade and other	1,773,515	1,651,800
Related companies	306,390	268,546
Total accounts payable and accrued expenses	2,079,905	1,920,346
Deferred revenue	35,396	288,984
Current portion of long-term debt	584,221	735,747
Current portion of capital lease obligations	35,713	33,458
Total current liabilities	5,192,683	5,141,175

Advances from shareholders	34,899	34,899
Advances from related company	705,236	–
Deferred income taxes	189,783	262,110
Long-term debt, less current portion	252,852	8,829
Capital lease obligations, less current portion	18,373	21,926
Notes payable to related companies	1,000,000	1,000,000
Note payable to shareholder	592,000	592,000
Total liabilities	7,985,826	7,060,939

Shareholders’ equity:
Common stock, par value $0.0001: Authorized--100,000,000 shares Issued and outstanding--18,974,238 shares in 2008 and 2007	1,898	1,898
Additional paid-in capital	11,260,904	11,260,904
Accumulated deficit	(10,787,639)	(10,675,005)
Net shareholders’ equity	475,163	587,797
Total liabilities and shareholders’ equity	$8,460,989	$7,648,736

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Revenues:
Trade	$3,071,440	$2,860,258	$6,222,613	$5,116,744
Related companies	50,792	64,019	144,235	453,608
Total revenues	3,122,232	2,924,277	6,366,848	5,570,352
Costs of goods sold	2,740,120	2,440,284	5,556,589	4,922,042
Gross profit	382,112	483,993	810,259	648,310

Operating expenses:
Professional and consulting services	54,533	91,526	135,957	116,426
Marketing and advertising	113,537	133,799	218,966	230,318
Office and administrative	257,913	227,248	505,858	450,357
Total operating expenses	425,983	452,573	860,781	797,101

Operating income (loss)	(43,871)	31,420	(50,522)	(148,791)

Other income (expenses):
Miscellaneous income	18,992	14,575	21,422	16,257
Interest expense	(70,530)	(90,945)	(151,160)	(166,447)
Net other expenses	(51,538)	(76,370)	(129,738)	(150,190)
Net loss before income taxes	(95,409)	(44,950)	(180,260)	(298,981)
Deferred income tax benefit	31,373	18,209	67,626	121,321

Net loss	$(64,036)	$(26,741)	$(112,634)	$(177,660)

Net loss per share	$–	$–	$(0.01)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30
	2008	2007

Operating activities
Net loss	$(112,634)	$(177,660)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	109,200	101,982
Deferred income tax benefit	(67,626)	(121,321)
Stock issued for services	–	26,600
Changes in operating assets and liabilities:
Accounts receivable	(168,001)	(127,231)
Inventories	941,539	(63,336)
Prepaid expenses	(36,639)	(413,668)
Checks outstanding in excess of bank balance	(22,109)	–
Deferred revenue	(253,588)	–
Accounts payable and accrued expenses	159,559	(114,858)
Net cash provided by (used in) operating activities	549,701	(889,492)

Investing activities
Purchases of property, plant, and equipment	(1,642,531)	(283,069)

Financing activities
Net borrowings on line of credit	316,917	1,146,363
Net advances from related company	705,236	102,500
Principal repayment on note payable to shareholder	–	(4,000)
Borrowings of long-term debt	262,260	–
Principal repayments on long-term debt	(169,763)	(154,860)
Principal repayments on capital lease obligation	(19,553)	(15,988)
Net cash provided by financing activities	1,095,097	1,074,015

Net increase (decrease) in cash	2,267	(98,546)

Cash at beginning of period	1,445	122,835
Cash at end of period	$3,712	$24,289

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

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2008

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

3.  Contingencies

The Company has agreed to guarantee certain indebtedness of two related companies.  Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf.  In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution will be considered in default.  At June 30, 2008, the debt guaranteed for the related companies was $1,832,663 under term loans and up to $5,500,000 under revolving lines of credit.  These term loans and revolving lines of credit expire between February 2009 and October 2010.  These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

4.  Debt Covenants

As of December 31, 2007 and June 30, 2008, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution, and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.

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

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

5.  Income (Loss) Per Share Data (continued)

The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Average shares outstanding	18,974,238	18,950,905	18,974,238	18,892,571

Net income (loss) per share	$–	$–	$(0.01)	$(0.01)

6.  Notes Payable

During 2008, the Company received approval for two loans through loan programs of the Commonwealth of Pennsylvania Department of Community and Economic Development.  The first loan of $291,400 was approved under the Pennsylvania Industrial Development Authority (“PIDA”).  As of June 30, 2008, $262,260 of this loan has been received.  The second loan of $350,850 was approved under the Machinery and Equipment Loan Fund (“MELF”).  During August 2008, $235,328 was received.  The PIDA loan will be repaid over 15 years and the MELF loan will be repaid over 7 years.  Both loans bear interest at 4% and are in a superior position to the Company’s financial institution debt.

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

We earn revenue and generate cash principally through the sale of products manufactured by its Fuzion Technologies, Inc. subsidiary. Products are sold to customers worldwide in the cement & lime, aluminum, steel, chemical, petroleum, paper & pulp, foundry, and other non-ferrous industries.

BALANCE SHEETS

There have been several significant changes in our assets since December 31, 2007.  Trade and related companies accounts receivable at June 30, 2008 have increased by approximately $296,000 as compared to December 31, 2007, mainly due to increased sales in the last month of the reporting period.  Additionally, we collected an insurance claim receivable of $128,485 during the second quarter of 2008.  Inventories decreased by approximately $942,000 at June 30, 2008 as compared to December 31, 2007.  This was the result of a slow-down in production at the Freeport plant for approximately two and one-half months in 2008 as the inventories of finished goods at the Freeport plant from the beginning of the year were sufficient enough to allow us to reduce gas consumption by shutting off the Freeport plant tunnel kiln for this period of time.  Similarly, production at the Kittanning plant also slowed down in the month of April 2008. In addition, we have purchased only minimal amounts of raw materials during the first six months of 2008, thereby reducing the amount of raw materials inventory from what was on hand at December 31, 2007.  Net property, plant, and equipment has increased by approximately $1,552,000 since December 31, 2007 primarily due to expenditures for equipment and construction related to the plant consolidation, which will be discussed below.

Accounts payable and accrued expenses have increased by approximately $160,000 since December 31, 2007, mainly due to amounts owed on construction costs related to the plant consolidation.  In addition, we borrowed an additional $705,236 from a related company and drew down an additional $316,917 on our line of credit to fund the plant consolidation projects.

In conjunction with the plant consolidation project, we have been approved for two loan programs through the Commonwealth of Pennsylvania. The Lender in the first program is the Pennsylvania Industrial Development Authority (“PIDA”). The PIDA loan of $291,400 represents 40% of the estimated building costs of $728,500 for one portion of our plant consolidation project. As of June 30, 2008, $262,260 has been advanced on the PIDA loan.  The second loan will be funded through the Machinery & Equipment Loan Fund (“MELF”). The MELF loan of $350,850 represents 50% of the estimated equipment acquisition and installation costs related to another portion of our plant consolidation project. The MELF loan was closed on August 7, 2008, at which time $235,328 was advanced to us. The remaining balances of these project segments are being funded through advances from a related company as disclosed above as well as our own internal funds.

Our shareholders’ equity at June 30, 2008 has decreased by $112,634 since December 31, 2007, as a result of the net loss for the quarter.

RESULTS OF OPERATIONS

Revenues – Our revenues for the six months ended June 30, 2008 are $6,366,848, which is an increase of $796,496 from the six months ended June 30, 2007.  This is primarily due to several significant orders for Duro brick which accounted for most of the sales increase.  Sales of runner brick decreased approximately $196,000 for the six months ended June 30, 2008 as compared to the same period for 2007.  However, all of this decrease occurred in the quarter ended March 31, 2008 as runner brick sales increased by approximately $216,000 in the quarter ended June 30, 2008 compared to the previous quarter.  Sales of our other product lines were relatively consistent.  We expect that the current level of Duro sales will decrease throughout the remainder of the year due to the singular nature of several of the large orders in the six months ended June 30, 2008.  In addition, the increase in revenues is due to selective price increases in 2008 as well as the imposition of surcharges in some of our product lines.

Expenses – Our cost of goods sold for the six months ended June 30, 2008 is $5,556,589, which is an increase of approximately $635,000 from the six months ended June 30, 2007, due somewhat to the increase in costs directly related to the increase in sales. However, our gross profit percentage for the six months ended June 30, 2008 was 12.7%, which compares favorably to 11.6% for the same period last year. One of the factors contributing to this increase related to improved sales in some of our better performing product lines along with our price increases. Other factors that had a significant impact on gross profit relate to energy and raw material costs. Due to increases in the cost of natural gas over the past several years, it has become our single largest cost of operations.  This trend has continued into 2008 operations as our gas rate in 2008 is significantly higher than it was in 2007. We are in the process of completing a major improvement in the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site.  This consolidation involves moving production operations from the Kittanning plant to the Freeport plant. Unfortunately, the fire that occurred at the Freeport plant on February 2, 2006, caused a significant delay in the plant consolidation process and therefore caused a corresponding delay in realizing the financial benefits of this consolidation project.  Also as a result of the fire at the Freeport plant, we were unable to grind bauxite (which is an important and expensive raw material used in our manufacturing of high alumina products) at our own facilities from February 2006 through March 2008, until we completed the re-installation of our bauxite grinding equipment.  This enabled us to grind some of the lower cost raw bauxite that we had on site with our own equipment during the six months ended June 30, 2008, thereby generating some cost savings.  Prior to the re-installation of this equipment, we were buying already-ground bauxite from a third party on an “as-needed basis” as well as out-sourcing the grinding of our own raw bauxite inventory. In addition, all of the clay used in production at the Freeport plant is still being ground at the Kittanning plant and subsequently transported to the Freeport plant.  This also is a direct result of the fire. These extra handling and transportation costs have also had an impact on our raw material costs.

Operating expenses for the six months ended June 30, 2008 are approximately $64,000 higher than the six months ended June 30, 2007, due to various increases in costs for professional services as well as other administrative expenses.

All of the above resulted in an operating loss of $50,522 for the six months ended June 30, 2008 as compared to an operating loss of $148,791 for the six months ended June 30, 2007. This represents an improvement of $98,269.

For the six months ended June 30, 2008, other income was generally consistent compared with the same period last year.  However, interest expense has decreased approximately $15,000 for the six months ended June 30, 2008 as compared with the same period last year due to the fact that interest rates are lower on our line of credit, some interest has been capitalized in conjunction with the plant consolidation project, and we have continued to pay down the principal balance on our term loan with the financial institution.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 and June 30, 2008, we were not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.  We recognize that we must achieve profitable operations to continue as a going concern. We anticipate that the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.

OTHER SIGNIFICANT EVENTS

We are in the process of improving the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site.  This consolidation involves moving production operations from the Kittanning plant to the Freeport plant. We have contracted with a commercial realtor to sell the Kittanning plant.  We are aware that we need to finalize this plant consolidation as quickly as possible in order to improve efficiency.  We have prioritized our plans to complete the plant consolidation project before rebuilding the remainder grinding department.  As of June 30, 2008, we have expended approximately $2,800,000 in construction and equipment related to plant consolidation costs. It is expected that plant consolidation will be completed in the Fall of 2008.

As discussed earlier, bauxite is an important and expensive raw material used in manufacturing some of our products. However, there is no domestic supply of refractory grade bauxite and all of it must be imported from China.  Unfortunately, the cost of this important raw material is rising at an alarming rate. The most recent price quote that we were provided in 2008 represented a price increase of almost 300% as compared to our most recent purchase in August 2007.  All of our competitors are facing this same cost increase issue. Although we have increased our prices in 2008 to offset these cost increases, the problem is compounded by the pressure placed on our cash management in having to purchase raw materials well in advance of the time that we are able to turn this raw material into a manufactured product, sell the product, and collect our payments from our customers.  We are currently researching alternative product mixes to counter this problem.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

We have evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of June 30, 2008, (the end of the period covered by this Quarterly Report on Form 10-Q) as a result of one material weakness relating to the segregation of duties in the area of preparing checks.  This material weakness is further described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  As a result of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2008, except as described below, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  As of May 31, 2008, we now verify the physical quantity of certain raw materials inventory on a monthly basis, which rectifies the material weakness first described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

PART II. – OTHER INFOMRATION

ITEM 1.                  LEGAL PROCEEDINGS.

There are no material changes to the Legal Proceedings described under the title “Legal Proceedings” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 1A.              RISK FACTORS.

There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                 DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

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

DIVERSIFIED THERMAL SOLUTIONS, INC.

Date:      August 14, 2008                                    By:  /s/ B. Grant Hunter
                                                    B. Grant Hunter
                                                        Chief Executive Officer

Date:      August 14, 2008                                    By:  /s/ J. Terry Medovitch
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