Form 10-Q
period 2008-09-30
DIVERSIFIED THERMAL SOLUTIONS INC
filed 2008-11-04
CIK 1096835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

Commission File Number:  000-28047

DIVERSIFIED THERMAL SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-3342064
--------------------------------------	--------------------------------------
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

4126 Delp Street, Suite 200, Memphis, TN  38118

(Address of Principal Executive Offices)(Zip Code)

(901) 365-7650
(Registrant’s telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   þ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☑ No

Number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2008:

Title                                                                                           Outstanding
          Common Stock, $0.0001 par value                                                                                                18,974,238

F-1

PART I. – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Index to Financial Statements

Condensed Consolidated Balance Sheets……………………………………………...................................................................................................	F-2
Condensed Consolidated Statements of Operations………………………………………….....................................................................................	F-4
Condensed Consolidated Statements of Cash Flows…………………………………………....................................................................................	F-5
Notes to Condensed Consolidated Financial Statements…………………………………….....................................................................................	F-6

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets

	September 30 2008	December 31 2007
	(Unaudited)
Assets
Current assets:
Cash	$291,248	$1,445
Accounts receivable:
Trade	1,374,826	865,056
Related companies	2,638	84,980
Insurance claim	–	128,485
Total accounts receivable	1,377,464	1,078,521
Inventories, net	2,152,715	3,472,744
Prepaid expenses	143,976	59,544
Deferred income taxes	36,897	65,021
Total current assets	4,002,300	4,677,275

Property, plant and equipment:
Land	222,303	222,303
Buildings	821,248	821,248
Machinery and equipment	1,336,317	1,047,685
	2,379,868	2,091,236
Less accumulated depreciation	700,062	535,383
	1,679,806	1,555,853
Construction in progress	3,361,536	1,415,608
Net property, plant, and equipment	5,041,342	2,971,461

Total assets	$9,043,642	$7,648,736

Diversified Thermal Solutions, Inc.

Condensed Consolidated Balance Sheets (continued)

	September 30 2008	December 31 2007
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Checks outstanding in excess of bank balance	$18,229	$25,829
Line of credit	2,453,728	2,136,811
Accounts payable and accrued expenses:
Trade and other	1,388,104	1,651,800
Related companies	307,925	268,546
Total accounts payable and accrued expenses	1,696,029	1,920,346
Deferred revenue	260,285	288,984
Current portion of long-term debt	542,949	735,747
Current portion of capital lease obligations	28,780	33,458
Total current liabilities	5,000,000	5,141,175

Advances from shareholders	34,899	34,899
Advances from related company	712,282	–
Deferred income taxes	150,370	262,110
Long-term debt, less current portion	555,513	8,829
Capital lease obligations, less current portion	15,968	21,926
Notes payable to related companies	1,532,000	1,000,000
Note payable to shareholder	592,000	592,000
Total liabilities	8,593,032	7,060,939

Shareholders’ equity:
Common stock, par value $0.0001: Authorized--100,000,000 shares Issued and outstanding--18,974,238 shares in 2008 and 2007	1,898	1,898
Additional paid-in capital	11,260,904	11,260,904
Accumulated deficit	(10,812,192)	(10,675,005)
Net shareholders’ equity	450,610	587,797
Total liabilities and shareholders’ equity	$9,043,642	$7,648,736

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Revenues:
Unrelated companies	$3,313,007	$3,091,058	$9,535,620	$8,207,802
Related companies	53,266	234,079	197,501	687,687
Total revenues	3,366,273	3,325,137	9,733,121	8,895,489
Costs of goods sold	2,904,686	2,558,366	8,461,274	7,480,408
Gross profit	461,587	766,771	1,271,847	1,415,081

Operating expenses:
Professional and consulting services	48,922	15,779	184,879	132,205
Marketing and advertising	125,230	178,051	344,195	408,369
Office and administrative	258,444	243,116	764,302	693,473
Total operating expenses	432,596	436,946	1,293,376	1,234,047

Operating income (loss)	28,991	329,825	(21,529)	181,034

Other income (expenses):
Miscellaneous income	4,710	6,852	26,131	23,109
Interest expense	(74,244)	(100,163)	(225,405)	(266,610)
Net other expenses	(69,534)	(93,311)	(199,274)	(243,501)
Net loss before income taxes	(40,543)	236,514	(220,803)	(62,467)
Deferred income tax (expense) benefit	15,990	(95,966)	83,616	25,355

Net income (loss)	$(24,553)	$140,548	$(137,187)	$(37,112)
Basic net earnings (loss) per share	$-	$0.01	$(0.01)	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30
	2008	2007

Operating activities
Net loss	$(137,187)	$(37,112)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	164,679	165,954
Deferred income tax benefit	(83,616)	(25,355)
Stock issued for services	–	26,600
Changes in operating assets and liabilities:
Accounts receivable	(298,943)	(405,004)
Inventories	1,320,029	(481,439)
Prepaid expenses	(84,432)	(337,738)
Deferred revenue	(28,699)	–
Checks outstanding in excess of bank balance	(7,600)	–
Accounts payable and accrued expenses	(224,317)	539,322
Net cash provided by (used in) operating activities	619,914	(554,772)

Investing activities
Purchases of property, plant, and equipment	(2,216,305)	(656,111)

Financing activities
Net borrowings on line of credit	316,917	1,307,627
Advances from related company	712,282	20,500
Net payments on note payable to shareholder	–	(6,000)
Borrowings from related companies	532,000	–
Borrowings of long-term debt	607,470	–
Principal repayments on long-term debt	(253,584)	(209,249)
Principal repayments on capital lease obligation	(28,891)	(23,547)
Net cash provided by financing activities	1,886,194	1,089,331

Net increase (decrease) in cash	289,803	(121,552)

Cash at beginning of period	1,445	122,835
Cash at end of period	$291,248	$1,283

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

See accompanying Notes to Condensed Consolidated Financial Statements.

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2008

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Diversified Thermal Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.   Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The condensed consolidated financial statements include the accounts of Diversified Thermal Solutions, Inc. and its wholly-owned subsidiaries, DT Solutions, Inc. and Fuzion Technologies, Inc.  All intercompany balances and transactions have been eliminated.

The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Recent Accounting Pronouncements (continued)

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

3.  Contingencies

The Company has agreed to guarantee certain indebtedness of two related companies.  Upon default by the related companies, the Company would be obligated to pay any outstanding principal and accrued interest on their behalf.  In addition, if the related companies default on these loans, the Company’s outstanding loans with the same financial institution will be considered in default.  At September 30, 2008, the debt guaranteed for the related companies was $1,342,474 under term loans and up to $6,250,000 under revolving lines of credit.  These term loans and revolving lines of credit expire between February 2009 and October 2010.  These loans are also cross-collateralized by substantially all of the assets of the related companies and the Company.

4.  Debt Covenants

As of December 31, 2007 and September 30, 2008, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt with a financial institution, and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.

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

Diversified Thermal Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

5.  Income (Loss) Per Share Data (continued)

The following table sets forth the computation of basic loss per share for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007

Average shares outstanding	18,974,238	18,974,238	18,974,238	18,919,794

Net income (loss) per share	$–	$0.01	$(0.01)	$–

6.  Notes Payable

During 2008, the Company received approval for two loans through loan programs of the Commonwealth of Pennsylvania Department of Community and Economic Development.  The first loan of $291,400 was approved under the Pennsylvania Industrial Development Authority (“PIDA”).  As of September 30, 2008, $262,260 of this loan has been received.  The second loan of $350,850 was approved under the Machinery and Equipment Loan Fund (“MELF”).  The entire amount of this loan has been received as of September 30, 2008.  The PIDA loan will be repaid over 15 years and the MELF loan will be repaid over 7 years.  Both loans bear interest at 4% and are in a superior position to the Company’s financial institution debt.

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

Caution regarding Forward-Looking Statements

            The following information may contain certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “shall,” “will,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the SEC.

INTRODUCTION

Our primary business purpose is to acquire businesses related to the manufacturing and distribution of refractory materials used in industry.  DT Solutions, Inc., one of our subsidiaries, currently has no operations.

All of our current operations are conducted through our subsidiary, Fuzion Technologies, Inc., or Fuzion.  Fuzion is engaged in the business of manufacturing refractory products, and dies used in the refractory industry and precision machining. Fuzion operates the Freeport Brick Division, Kittanning Brick Division, and Armstrong Precision Manufacturing Division in Pennsylvania and operates the Memphis Division in Tennessee, which is on a much smaller scale.

The Company earns revenue and generates cash principally through the sale of products manufactured by Fuzion. Products are sold to customers worldwide in the cement and lime, aluminum, steel, chemical, petroleum, paper and pulp, foundry, and other non-ferrous industries.

BALANCE SHEETS

There have been several significant changes in our assets since December 31, 2007. Cash has increased $289,803 as compared to December 31, 2007 for two primary reasons.  We received funding under a loan program through the Commonwealth of Pennsylvania, which has not yet been expended and we also received payment from a customer for future shipments, some of which we have reserved to provide funding for future related expenses. The payments for future shipments have been appropriately recorded as deferred revenue. Accounts receivable at September 30, 2008 have increased by approximately $300,000 as compared to December 31, 2007, mainly due to increased sales in the reporting period.  Inventories decreased by approximately $1,320,000 at September 30, 2008 as compared to December 31, 2007 for several reasons. Production at both the Freeport and Kittanning plants was slowed down several times in 2008 primarily to reduce the consumption of natural gas, resulting in less inventory in stock. Additionally, we are stocking less of the manufactured items that contain bauxite due to the major increase in cost of this raw material. Also, we have purchased only minimal amounts of raw materials during 2008, thereby reducing the amount of raw materials inventory from what was on hand at December 31, 2007.  By keeping inventories at reduced levels, this has helped to direct some funds toward completing our consolidation project, which is discussed in detail below. These reduced inventory levels have created some difficulties in manufacturing and shipping products efficiently but are necessary to achieve our ultimate goal related to plant consolidation. Net property, plant, and equipment has increased by approximately $2,070,000 since December 31, 2007 primarily due to expenditures for equipment and construction related to the plant consolidation.

Accounts payable and accrued expenses have decreased by approximately $224,000 since December 31, 2007, mainly due to amounts received on loan programs through the Commonwealth of Pennsylvania and related matching funds from an affiliated company, which allowed us to reduce amounts owed on construction costs related to the plant consolidation.

In conjunction with the plant consolidation project, we have been approved for two loan programs through the Commonwealth of Pennsylvania. The Lender in the first program is the Pennsylvania Industrial Development Authority (PIDA). The PIDA loan of $291,400 represents 40% of the estimated building costs of $728,500 for one portion of our plant consolidation project. As of September 30, 2008, $262,260 has been received on this loan and our outstanding balance is $259,052. The second state loan will be funded through the Machinery & Equipment Loan Fund (MELF). The MELF loan of $350,850 represents 50% of the estimated equipment acquisition and installation costs related to another portion of our plant consolidation project. As of September 30, 2008, our outstanding balance on this loan is $348,418. The remaining balances of these project segments are being funded through advances from a related company, advances on our own line of credit, as well as our own operating funds. As of September 30, 2008, the amount due on these advances from a related company was $712,282. Advances on our own line of credit were $316,917 cumulatively.

As of September 30, 2008, we are in the process of re-structuring one of our notes payable to a related company in the amount of $750,000.  This re-structuring is expected to result in lower future interest expense related to this liability.

Our shareholders’ equity at September 30, 2008 has decreased by approximately $140,000 since December 31, 2007, as a result of the net loss for the year to date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues – Our revenues for the three months ended September 30, 2008 are $3,366,273, which is fairly consistent with revenues of $3,325,137 for the three months ended September 30, 2007.  During the three months ended September 30, 2008, we realized a significant increase in our sales to the petro-chemical industrial due to a large singular order. We also realized increases in our sales of stiff-mud pavers and runner brick. However, these were offset by a decrease in sales our customers in the aluminum industry as well as a decrease in Duro sales when compared to the three months ended September 30, 2007. Sales in our other  product lines did not vary materially.

Expenses – Our cost of goods sold for the three months ended September 30, 2008 are $2,904,686, which is an increase of approximately $350,000 from the three months ended September 30, 2007.  Our gross profit percentage for the three months ended September 30, 2008 was 13.7%, which was a decrease of 9.4% from 23.1% for the same period last year. This decrease was a byproduct of an increase in energy and raw material costs. Due to the increases in the cost of natural gas over the past several years, it has become our single largest cost of operations, and this trend has continued into 2008 operations.  Our natural gas costs in 2008 are significantly higher than it was in 2007. We are in the process of completing a major improvement in the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site.  This consolidation involves moving production operations from the Kittanning Brick facility to the Freeport Brick facility. Unfortunately, the fire that occurred at the Freeport plant on February 2, 2006, caused a significant delay in the plant consolidation process.  As a result, we have been delayed realizing the financial benefits of this consolidation project.  We continue to see major cost increases in bauxite, which is an important raw material used in manufacturing some of our products.  While we have passed on some of these cost increases, either through price increases or surcharges, these rising costs have negatively impacted our gross margin. In addition, as a result of the fire, all of the clay used in production at the Freeport plant is still being ground at the Kittanning plant and subsequently transported to the Freeport facility.  These extra handling and transportation costs have also had an impact on our raw material costs.

Operating expenses for the three months ended September 30, 2008 were generally consistent compared with the same period last year.

All of the above resulted in an operating income of $28,991 for the three months ended September 30, 2008 as compared to an operating income of $329,825 for the nine months ended September 30, 2007.

For the three months ended September 30, 2008, other income was $4,710, which was a slight decrease from $6,852 for the same period last year.  However, interest expense has decreased approximately $25,000 for the three months ended September 30, 2008 as compared with the same period last year due primarily to lower interest rates on our line of credit, the capitalization of some interest in conjunction with the plant consolidation project, and the decreased principal balance on our term loan with the bank.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues – Our revenues for the nine months ended September 30, 2008 are $9,733,121, which is an increase of $837,632 from the nine months ended September 30, 2007.  This increase in revenue is due to several sizable orders for Duro brick, increase in our sales to the petro-chemical industrial and improved sales in our stiff-mud pavers and red shale product lines. Sales of our other product lines remained relatively consistent. Finally, due to major price increases in some of our critical raw materials, we imposed surcharges on several product lines.

Expenses – Our cost of goods sold for the nine months ended September 30, 2008 are $8,461,274, which is an increase of approximately $981,000 from the nine months ended September 30, 2007, due partially to the increase in costs directly related to the increase in sales. However, our gross profit percentage for the nine months ended September 30, 2008 was 13.1%, which was a decrease of 2.8% to 15.9% for the same period last year.  This decrease was a byproduct of an increase in energy and raw material costs, and the delays in the plant consolidation process, which are discussed in more detail above.

Operating expenses for the nine months ended September 30, 2008 are approximately $59,000 higher than the nine months ended September 30, 2007, due to various increases in costs for professional services as well as other administrative expenses.

All of the above resulted in an operating loss of $21,529 for the nine months ended September 30, 2008 as compared to an operating income of $181,034 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, other income was generally consistent compared with the same period last year.  However, interest expense has decreased approximately $41,000 for the nine months ended September 30, 2008 as compared with the same period last year due primairly to lower interest rates on our line of credit, the capitalization of some interest in conjunction with the plant consolidation project, and the decreased principal balance on our term loan with the bank.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 and September 30, 2008, the Company was not in compliance with certain financial covenants of the line of credit and long-term debt and accordingly, these balances have been classified as current in the accompanying condensed consolidated balance sheets.  We recognize that the Company must achieve profitable operations to continue as a going concern. The Company anticipates the future efficiencies in operations will continue to improve operating cash flows necessary to continue as a going concern.

OTHER SIGNIFICANT EVENTS

We are in the process of improving the efficiency of our production processes by consolidating our refractory product manufacturing facilities to one site.  This consolidation involves moving production operations from the Kittanning Brick facility to the Freeport Brick facility. We have contracted with a commercial realtor to sell the Kittanning Brick facility.  We are aware that we need to finalize this plant consolidation as quickly as possible in order to improve efficiency.  We have prioritized our plans to complete the plant consolidation project before rebuilding the remainder of the grinding department.  As of September 30, 2008, we have expended approximately $3,400,000 in construction and equipment related to plant consolidation costs. It is expected that the majority of the plant consolidation project will be completed in the latter part of this Fall.

As discussed above, bauxite is an important and expensive raw material used in manufacturing some of our products.  However, there is no domestic supply of refractory grade bauxite and all of it must be imported from China.  Unfortunately, the cost of this important raw material is rising at an alarming rate. The most recent price quote that we were provided in 2008 represented a price increase of over 300% as compared to our most recent bulk purchase in August 2007.  Our competitors are facing this same cost increase issue. Although we have increased our prices in 2008 to offset these cost increases, the problem is compounded by the pressure placed on our cash management in having to purchase raw materials well in advance of the time that we are able to turn this raw material into a manufactured product, sell the product, and collect our payments from our customers.  We are currently researching alternative product mixes to counter this problem.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures.

We have evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of September 30, 2008, (the end of the period covered by this Quarterly Report on Form 10-Q) as a result of one material weakness relating to the segregation on duties in the area of preparing checks.  This material weakness is further described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Due to these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	Changes in Internal Control over Financial Reporting.

During the three months ended Septemeber 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

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

None.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
#	Indicates filed herewith.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSIFIED THERMAL SOLUTIONS, INC.
Date: November 4, 2008	By: /s/ B. Grant Hunter
B. Grant Hunter
Chief Executive Officer

Date: November 4, 2008	By: /s/ J. Terry Medovitch
J. Terry Medovitch
Chief Financial Officer

EXHIBIT INDEX

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
#	Filed herewith.